Form 10QSB
period 2006-03-31
Cascade Coaching Corp.
filed 2006-05-12
CIK 1337080

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-129056

CASCADE COACHING CORP.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0469930 (IRS Employer Identification No.)

500-666 Burrard Street
Vancouver, British Columbia V6C 3P6
(Address of principal executive offices)

(604) 897-4263
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

The Registrant is a Shell company. Yes [   ] No [ X ]

=========================================================================================================

PART I

Item 1.     Financial Statement

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEETS
June 30, 2005 and March 31, 2006
(unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$439	$500

Total Assets	$439	$500

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Loans payable-related party:	$24,831	$10,141

Total Current Liabilities	24,831	10,141

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Paid-in capital Deficit	(4,500)	(4,500)
Deficit accumulated during development stage	(24,892)	(10,141)

Total Stockholders' Deficit	(24,392)	(9,641)

Total Liabilities and Stockholders' Deficit	$439	$500

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the 3 and 9 Month Periods Ended March 31, 2006,
and the Period from May 18, 2005 (Inception) to March 31, 2006
(Unaudited)

	3 months ended	9 months ended	Inception to
	March 31, 2006	March 31, 2006	March 31, 2006

General and administrative expenses	$11,708	$14,751	$24,892

Net loss	$11,708	$(14,751)	$(24,892)

Basic and diluted net loss per shares	$(.00)	$(.00)

Weighted average common shares
outstanding	5,000,000	5,000,000

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the 9-Month Period and Period from May 18, 2005 (inception) through March 31, 2006
(Unaudited)

		Period
		from Inception
	9 Months Ended	Through
	March 31, 2006	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,751)	(24,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	500
Proceeds from loan	14,690	24,831

Increase (decrease) in Cash	(61)	439

Cash at Beginning of Period	500	-

Cash at End of Period	$439	$439

CASCADE COACHING CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cascade Coaching Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cascades' s prior audit report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form SB-2 have been omitted.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This 10-QSB for the period ending March 31, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our auditor' s opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in our public offering, it will last twelve months. The difference between the minimum and maximum amount relates to financial resources devoted to the website development; marketing and advertising; equipment and office furniture; hiring one employee; and, attending conferences. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our website to more potential advertisers.

If, however, we raise an amount less than the maximum, then we will limit the amount of money devoted to developing our website; reduce our marketing and advertising budget; decrease the amount allocated to purchasing and/or leasing equipment and furniture; possibly eliminate plans to hire an employee; and attend fewer industry conferences.

We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

Assuming we raise the minimum amount in this offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe this could take up to 180 days from March 24, 2006; the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing our offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $15,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our Form SB-2 registration statement and is incorporated herein by reference.

3.

After our office is established, which we said should be 30 days after completing our offering; we intend to contact officers and companies through our website and by personal contact through Mr. Jack, our president. We plan to attend corporate governance seminars and promote our services. Once we have completed our public offering we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. As additional relationships are created, we intend to create a data basis of clients who we intend to interest in new programs. This promotion will ongoing through the life of our operations.

4.

Approximately 60 days after we complete our public offering, we intend to promote our services through traditional sources such as business publications, letters, emails, flyers and mailers. We also intend to attend corporate governance seminars. We intend to market to management of small to medium size public and private corporations to become users of our advisory services. Initially we will aggressively court contacts provided by our president, James M. Jack. We believe that it will cost a minimum of $12,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $48,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

5.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

Until our website is fully operational, we do not believe that clients will use our advisory services. We believe that we will have to spend approximately $5,000 in order to ensure that our website is fully operational. We believe, however, that once our website is operational, we will be able to offer advisory services to potential clients. In this regard, we expect that clients will be able to download some of our marketing literature from our websites, and we will be able to provide real time interactive consultations. We expect that our marketing literature will focus on the benefits to be obtained from using our services. Presently, we have not finalized our marketing literature. If, however, we do not raise the maximum amount of our offering, then we may have to delay or eliminate implementation of real time interactive consultations as a result of the expected cost of implementation.

If we are unable to negotiate suitable terms with any clients or prospective clients to enable us to provide services to their companies, or if we are unable to attract clients to use our advisory services, we may have to suspend or cease operations. The services that we intend to offer include advisory and coaching on topics such as skills assessment; clarifying goals and identifying targets; adapting to a specific corporate culture; effectively communicating with employees, reducing and eliminating personality conflict with in an organization; and time management. These services may be provided to any company who are seeking executive coaching services and may be involved in any industry.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services to corporate management. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on May 18, 2005 to March 31, 2006

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name "www.cascadecoachingcorp.com". Our loss since inception is $24,892 of which $20,000 is for legal fees, $4,500 for audit fees, and $392 for filing fees and general office costs. We have not initiated items 2, 3, 4, or 5 of our milestones previously described and will not do so until we have completed our public offering. Specifically, with reference to item 2 we have not established an office nor acquired any equipment. With reference to item 3, we have not attended any corporate governance seminars not hired a website designer. With reference to item 4, we have not commenced any promotion, marketing, or advertising. With reference to item 5, we have not generated any fees.

Since inception, we sold 5,000,000 shares of common stock to our sole officer and director for $500.00 in cash.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money from our public offering. If we raise the minimum amount of our public offering, we will implement the plan of operation described in paragraphs 2, 3, 4 and 5 above. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract clients to utilize our advisory services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

Our sole officer and director is willing to commit to loan us money for our operations until this offering has been completed or until the offering period has expired. There are no documents setting forth this agreement.

Pursuant thereto, if only nominal funds or no funds are raised in our offering then Mr. Jack has agreed not to seek repayment of expenses he has paid on our behalf and we will not be liable to Mr. Jack or any other party for payment of expenses undertaken by Mr. Jack on our behalf. If we do not raise the minimum amount in our public offering, we will not be able to satisfy our cash requirements and will immediately go out of business.

At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from this offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the March 31, 2006, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of March 31, 2006, our total assets were $439 and our total liabilities were $24,831 comprised of $20,000 owed to James M. Jack, our sole director and president for payments made to our attorney for the incorporation of the company, $4,500 for audit fees and $331 of accounts payable for filing and general office costs. As of March 31, 2006, we had cash of $439. James M. Jack our sole officer and director is willing to loan us the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to Mr. Jack do not have to be paid at this time, but will be repaid from the proceeds of this offering. Our related party liabilities consist of money advanced by our sole officer and director.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 24, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-129056, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of March 31, 2006 we have not yet sold any shares in our public offering.

ITEM 6.     EXHIBITS.

(c) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2006.

CASCADE COACHING CORP.
(Registrant)

BY:	JAMES M. JACK
James M. Jack
President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and the sole member of the Board of Directors