Form 10KSB
period 2006-06-30
Cascade Coaching Corp.
filed 2006-10-10
CIK 1337080

======================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-129056

CASCADE COACHING CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0469930
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

500-666 Burrard Street
Vancouver, British Columbia V6C 3P6
(Address of principal executive offices, including zip code.)

(604) 897-4263
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ] NO [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]   NO [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [ X ]

=====================================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 4, 2006: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 4, 2006: 5,000,000 shares of common stock.

PART I

ITEM 1.     BUSINESS.

General

We were incorporated in the State of Nevada on May 18, 2005. We have not started operations. We are developing a website (www.cascadecoachingcorp.com) that will promote our business. We intend to engage in the business of providing coaching and consulting services to corporate executives. We have not generated any revenues and the only operation we have engaged in is the development of a business plan. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our administrative office is located at 500-666 Burrard Street, Vancouver, British Columbia, Canada V6C 3P6. Our telephone number is (604) 897-4263. This is the home office of our President, James M. Jack. We do not pay any rent to Mr. Jack and there is no agreement to pay any rent in the future.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change. We have not begun operations and will not begin operations until we have completed this offering. Our plan of operation is forward looking and there is no assurance that we will ever begin operations.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or advisory services by the public.

Our Strategy

We intend to establish a coaching and consulting business providing services to corporate executives. Our business will provide the following services.

Consulting services to corporate executives will focus on issues such as skills assessment; clarifying goals and identifying targets; adapting to a specific corporate culture; effectively communicating with employees; reducing and eliminating personality conflict within the organization; and time management. At the outset, Mr. Jack will be responsible for providing these services. Mr. Jack has experience focusing on these issues. Further Mr. Jack' s general business skills provide the basis for successfully implementing our business plan. However, in the event that Mr. Jack does not believe that he is qualified to provide effective consulting services related to one or more issues, then we will hire others who may provide such services.

As of the date of this report, we do not have any clientele under contract to the company nor have we commenced with provision of any management/consulting services.

Target Market

We intend to target corporate executives working in Vancouver, British Columbia geographical area. In the event that we are able to expand our business and hire employees, we will consider expanding our services to nearby major urban centers such as Seattle, Washington, and Calgary, Alberta, Canada. We will rely upon Mr. Jack to initiate contacts with executives to attract clientele to us.

Regulatory Requirements

We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. If new government regulations, laws, or licensing requirements are passed that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing coaching and consulting services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

Marketing

Initially, our services will be promoted by Mr. Jack. He will discuss our services with executives that he has had previous contact. We also anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations.

Revenue

Initially, we intend to generate revenue from three sources:

1.	Term Fee - By charging a fee for a given terms;
2.	Fixed Fee - By charging a fixed fee;
3.	Hourly Fee - By charging an hourly fee for advisory services.

We intend to develop and maintain a database of all our clients so that we can anticipate various needs and continuously build and expand our advisory services.

There is no assurance that we will be able to interest executives or companies in our services.

Competition

We compete with consulting managerial services We will not be differentiating our self from the foregoing, but merely compete with them. The managerial consulting market is a large fragmented market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established managerial consulting firms with records of success currently attract customers. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of advisory services and the quality of advisory services that we intend to provide. At this time, our principal method of competition will be through personal contact with potential clients with whom Mr. Jack has an existing relationship.

James M. Jack, our president will be devoting approximately 15 hours a week of his time to our operations. Mr. Alfred Nutt, our secretary and treasurer, and chief financial officer will be devoting approximately 5 hours a week of his time to our operations. Once we begin operations, and are able to attract more and more clients to use our advisory services, James M. Jack and Mr. Nutt have both agreed to commit more time as required. Because Mr. Jack and Mr. Nutt will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Jack and/or Mr. Nutt. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

Our administrative offices are currently located at 500-666 Burrard Street, Vancouver, British Columbia, Canada V6C 3P6. Our telephone number is (604) 897-4263. This is the home office of our President, James M. Jack. We do not pay any rent to Mr. Jack and there is no agreement to pay any rent in the future. Upon the completion of our offering, we intend to establish an office elsewhere. As of the date of this report, we have not sought or selected a new office site.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our advisory services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Other than the foregoing, no governmental approval is needed for the sale of our advisory services.

Risks associated with CASCADE COACHING CORP.

1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated in May 2005 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $26,952, of which $20,190 is for legal fees, $6,000 is for audit fees, and $762 is for filing fees and general office expenses. The $20,190 in legal fees related to the offering of securities under our registration statement. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	completion of this offering
*	our ability to attract clients who will buy our services from us and our website
*	our ability to generate revenues through the sale of our services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

3. If we do not attract clients, we will not make a profit which ultimately will result in a cessation of operations.

We have no clients. We have not identified any clients and we cannot guarantee we ever will have any clients . Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

4. We are solely dependent upon the funds to be raised in our public offering to initiate our operations, the proceeds of which may be insufficient to achieve revenues. If we need additional funds and can't raise them we will have to terminate our operations.

We have not started our business operations. We need the proceeds from our public offering to start our operations. If the minimum of $100,000 is raised, this amount will enable us, after paying the expenses of this offering, to operate for one year. If we need additional funds and can't raise the money, we will have to cease operations.

5. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

6. Our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our officers and directors, will only be devoting limited time to our operations. James M. Jack, our president and director will be devoting approximately 15 hours per week of his time to our operations. Mr. Alfred Nutt, will be devoting approximately 5 hours per week of his time to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

7. Because our officers and directors do not have prior experience in the marketing of management consulting services, we may have to hire individuals or suspend or cease operations.

Because our officers and directors do not have prior experience in management consulting services or services, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

8. Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.

Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

9. Both of our officers and directors are responsible for our managerial and organizational structure. In the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

Mr. James M. Jack, and Mr. Alfred Nutt will be responsible for our managerial and organizational structure. They are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC.

10. We are completely dependent on both of our officers and directors to guide our initial operations, initiate our plan of operations, and provide financial support. If we lose either of their services we may have to cease operations.

Our success will depend entirely on the ability and resources of Mr. Jack our president and Mr. Nutt, our secretary and treasurer and chief financial officer. If we lose the services or financial support of Mr. Jack or Mr. Nutt, we may have to cease operations. Presently, both Mr. Jack and Mr. Nutt are committed to providing their time and financial resources to us. However, both Mr. Jack and Mr. Nutt do engage in other activities and will devote only a limited amount of time to our operations.

11. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

12. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

13. NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ending 2006, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are two holders of record for our common stock. The record holders are our officers and directors each of whom owns 2,500,000 restricted shares of our common stock.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.     PLAN OF OPERATIONS.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Whether we raise the minimum or maximum amount of money in our public offering, it will last twelve months. The difference between the minimum and maximum amount relates to financial resources devoted to the website development; marketing and advertising; equipment and office furniture; hiring one employee; and, attending conferences. In each case, if we raise the maximum amount, we will devote more funds to the same in order to enhance the quality of the website and promote our website to more potential advertisers.

If, however, we raise an amount less than the maximum, then we will limit the amount of money devoted to developing our website; reduce our marketing and advertising budget; decrease the amount allocated to purchasing and/or leasing equipment and furniture; possibly eliminate plans to hire an employee; and attend fewer industry conferences.

Mr. Jack and Mr. Nutt are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $15,000 to establish our office. We do not intend to hire employees. One or both of our officers and directors will handle our administrative duties.

3.

After our office is established, which we said should be 30 days after completing our public offering, we intend to contact officers and companies through our website and by personal contact through Mr. Jack, our president. We plan to attend corporate governance seminars and promote our services. Once we have completed our public offering we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. As additional relationships are created, we intend to create a data basis of clients who we intend to interest in new programs. This promotion will ongoing through the life of our operations.

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

Until our website is fully operational, we do not believe that clients will use our advisory services. We believe that we will have to spend approximately $5,000 in order to ensure that our website is fully operational. We believe, however, that once our website is operational, we will be able to offer advisory services to potential clients. In this regard, we expect that clients will be able to download some of our marketing literature from our websites, and we will be able to provide real time interactive consultations. We expect that our marketing literature will focus on the benefits to be obtained from using our services. Presently, we have not finalized our marketing literature. If, however, we do not raise the maximum amount in our public offering, then we may have to delay or eliminate implementation of real time interactive consultations as a result of the expected cost of implementation.

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

Results of operations

From Inception on May 18, 2005 to June 30, 2006

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name " ww.cascadecoachingcorp.com" Our loss since inception is $26,952 of which $20,190 is for legal fees, $6,000 for audit fees, and $762 for filing fees and general office costs. We have not initiated items 2, 3, 4, or 5 of our milestones previously described and will not do so until we have completed this offering. Specifically, with reference to item 2 we have not established an office nor acquired any equipment. With reference to item 3, we have not attended any corporate governance seminars not hired a website designer. With reference to item 4, we have not commenced any promotion, marketing, or advertising. With reference to item 5, we have not generated any fees.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $500.00 in cash.

Liquidity and capital resources

To meet our need for cash we are attempting to raise money from our public offering. If we raise the minimum amount in our public offering, we will implement the plan of operation described in paragraphs 2, 3, 4 and 5 above. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully attract clients to utilize our advisory services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

Our president, James M. Jack, is willing to commit to loan us money for our operations until this offering has been completed or until the offering period has expired. There are no documents setting forth this agreement.

Pursuant thereto, if only nominal funds or no funds are raised in our offering then Mr. Jack has agreed not to seek repayment of expenses he has paid on our behalf and we will not be liable to Mr. Jack or any other party for payment of expenses undertaken by Mr. Jack on our behalf. If we do not raise the minimum amount in this offering, we will not be able to satisfy our cash requirements and will immediately go out of business.

At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of June 30, 2006 our total assets were $129 and our total liabilities were $26,581 comprised of $1,500 due to our Auditors and $20,190 owed to James M. Jack, our sole director and president for payments made to our attorney for fees relating to this registration statement and for the incorporation of the company, $0 to open a bank account, $4,500 for audit fees and $391 of accounts payable for filing and general office costs. As of June 30, 2006, we had cash of $129. James M. Jack, our president, is willing to loan us the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to Mr. Jack do not have to be paid at this time, but will be repaid from the proceeds of this offering. Our related party liabilities consist of money advanced by our sole officer and director. Additionally, upon effectiveness of our registration statement by the SEC, we will owe an additional $10,000 to our attorney for services related to this registration statement.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cascade Coaching Corp.
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Cascade Coaching Corp. as of June 30, 2006 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended and for the periods from May 18, 2005 (inception) through June 30, 2005 and June 30, 2006. These financial statements are the responsibility of Cascade's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Coaching Corp. as of June 30, 2006 and the results of its operations and cash flows for the year then ended and for the periods from May 18, 2005 (inception) through June 30, 2005 and June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cascade will continue as a going concern. As discussed in Note 2 to the financial statements, Cascade has suffered initial losses, has no operations, and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
August 14, 2006

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEET
June 30, 2006

ASSETS
CURRENT ASSETS
Cash	$129

Total Assets	$129

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Loans payable-related party:	$25,081
Accounts Payable	1,500

Total Current Liabilities	26,581

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	50
Paid-in capital	450
Deficit accumulated during development stage	(26,952)

Total Stockholders' Deficit	(26,452)

Total Liabilities and Stockholders' Deficit	$129

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Year ended June 30, 2006 and the Periods from
May 18, 2005 ( Inception) through June 30, 2005 and June 30, 2006

		May 18, 2005	May 18, 2005
	Year Ended	(inception) to	(inception) to
	June 30, 2006	June 30, 2005	June 30, 2006

General and administrative expenses	$16,811	$10,141	$26,952

Net loss	$(16,811)	$(10,141)	$(26,952)

Basic and diluted net loss per shares	$(.00)

Weighted average common shares
outstanding	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 18, 2005 (inception) through June 30, 2006

				Deficit
				Accumulated
			Paid	During the
	Common		In	Development
	Shares	Par	Capital	Stage		Totals

Issuance for cash to
founder on May 18, 2005	5,000,000	$50	$450	-		$500

Net Loss	-	-	-	(10,141)		(10,141)

Balances, June 30, 2005	5,000,000	$50	$450	$(10,141)		$(9,641)

Buyback from founder
on June 20, 2006	(2,500,000)	(25)	(225)	-		(250)

Issuance to new director
on June 20, 2006	2,500,000	25	225	-		250

Net Loss	-	-	-	(16,811)		$(16,811)

Balances, June 30, 2006	5,000,000	$50	$450	$(26,952)	$	(26,452)

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Year Ended June 30, 2006 and the Periods from
May 18, 2005 (inception) through June 30, 2005 and June 30, 2006

		Period	Period
	Year	from Inception	from Inception
	Ended	Through	Through
	June 30, 2006	June 30, 2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,811)	$(10,141)	$(26,952)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in:
Accounts payable	1,500	-	1,500

Net cash used in operating activities	(15,311)	(10,141)	(25,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	500	500
Proceeds from loan from related party	14,940	10,141	25,081

Net cash provided by financing activities	14,940	10,641	25,581

Increase (decrease) in Cash	(371)	500	129

Cash at Beginning of Fiscal Year	500	-	-

Cash at End of Fiscal Year	$129	$500	$129

NONCASH FINANCING TRANSACTIONS:
Buyback of 2,500,000 shares of stock from founder	$(250)	$0	$(250)
Issuance of 2,500,000 shares of stock
to new director	$250	$0	$250

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cascade Coaching Corp. was incorporated in Nevada on May 18, 2005, for the purpose of providing coaching and consulting services to corporate executives. Cascade Coaching is in the development stage.

Since inception, Cascade has been involved in business planning and capital-raising activities.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Cascade Coaching considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Cascade Coaching recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income taxes. Cascade Coaching recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Cascade Coaching provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended June 30, 2006, there were no potential dilutive securities.

Foreign currency. Cascade Coaching is based in Canada, although it is incorporated in Nevada. Since inception, all transactions have been in U.S. dollars, although that will change when operating activities commence. An account, Other Comprehensive Income, will be added to Stockholders' Deficit that will represent changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, any Canadian assets and liabilities will be translated into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period will be translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders' Equity.

Recently issued accounting pronouncements. Cascade Coaching does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Cascade Coaching incurred initial net losses of $26,952 and has had no operations since inception. These conditions raise substantial doubt as to Cascade' s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or by additional loans from its current officers. The financial statements do not include any adjustments that might be necessary if Cascade is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - RELATED PARTY

The loan represents cash advanced to Cascade by its founder, who is also the current president. The loan is due upon demand, with no interest or collateral.

NOTE 4 - COMMON STOCK

During fiscal year 2006, the founder sold 2,500,000 shares of his common stock to Cascade's new director for their fair value of $250. The transaction is shown as a buy-back of shares from the founder and an issuance of shares to the new officer by Cascade.

NOTE 5 - INCOME TAXES

Cascade Coaching uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, Cascade incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $26,952 at June 30, 2006, and will expire in the year 2026.

At June 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$26,952
Less: valuation allowance	(26,952)

Net deferred tax asset	$0

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Certified Public Accountants are Malone & Bailey, PC, Certified Public Accountants, 2925 Briarpark, Suite 930, Houston, Texas 77042.

ITEM 8A.     CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.     OTHER INFORMATION.

None

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
James M. Jack	29	president, principal executive officer and
500-666 Burrard Street		member of the board of directors
Vancouver, B.C.
Canada V6C 3P6

Alfred Nutt	70	chief financial officer, secretary/treasurer
Furstenstrasse 26		and member of the board of directors
9496 Balzers
Liechtenstein

Mr. Jack has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders. Mr. Nutt has held his offices/position since June 20, 2006, and is expected to hold his offices/positions until the next annual meeting of our stockholders

James M. Jack - President, Principal Executive Officer and Director.

Since May 18, 2005, Mr. Jack has been our president, principal executive officer, and sole member of our board of directors. Since March 2, 1998, Mr. Jack has been the sole proprietor of Repertoire Catering and Consulting, of Langley, British Columbia, Canada, which is responsible for developing management techniques, marketing plans, staff training, and menus for functions catering to as many as 400 people. Since April 2003, Mr. Jack has held the position of Executive Sous Chef at the Vancouver Golf Club, in Coquitlam, British Columbia, Canada, where he is responsible for training new and existing employees, budgeting, sales analysis, scheduling and contract negotiations. In addition he maintains responsibility for all café, bistro, and lounge operations, recipe development and catering to as many as 800 guests at multiple events. Since February 2003, Mr. Jack has held the position of Corporate Chef at Java Express Canada Ltd., in Surrey, British Columbia, Canada, which operates 20 stores across Canada. Mr. Jack is responsible for employee training, budgeting, purchasing, and menu development. From April, 2002 to April, 2003, Mr. Jack held the position of Chef Tournant at the Sheraton Vancouver Wall Center, in Vancouver, British Columbia, Canada, where he was responsible for training new and existing employees, inventory control, supervision of the bistro, café and banquet kitchen. Mr. Jack devotes approximately 15 hours per week to our operations and will devote additional time as required. Mr. Jack is not an officer or director of any other reporting company.

Alfred Nutt - CFO, Principal accounting Officer, Secretary, Treasurer, and director.

Since 2001, Mr. Nutt retired from full-time work and currently manages his family's investment portfolio. From 1986 to 2000, Mr. Nutt was the chief logisitics officer for AAW Production and Distribution Corporation, a private company based in Vaduz, Switzerland, that manufactured and supplied automotive parts to the automobile industry. From September, 2004, through June, 5, 2006, Mr. Nutt was the director and treasurer for Arch Management Services Inc., a company currently listed on the Over-The-Counter-Bulletin-Board. From 1977 to 1986, Mr. Nutt was the director of marketing and sales for Winterthur Insurance Company, an insurance company based in Winterthur, Switzerland, that provides life, property, and liability insurance products. In this position, Mr. Nutt was responsible for a sales team of 35 people. From 1957 to 1977, Mr. Nutt was the Chief Executive Officer, and marketing and sales director, for Verno Corporation, a company based in Vaduz, Switzerland, that markets and sells sporting goods equipment. From 1952 to 1956, Mr. Nutt attended, and graduated from, the Superior Professional School of Commerce in Switzerland. From 1956 to 1957, Mr. Nutt attended, and graduated from, Cercle Commercial Suisse Paris (School for Advanced International Trade), in Paris, France. Mr. Nutt devotes approximately 5 hours per week to our operations and will devote additional time as required. Mr. Nutt is not an officer or director of any other reporting company.

Conflicts of Interest

Mr. Jack is the sole proprietor of Repertoire Catering and Consulting, of Langley, British Columbia, Canada, which is responsible for developing management techniques, marketing plans, staff training, and menus for functions catering to as many as 400 people. Mr. Jack is Executive Sous Chef at the Vancouver Golf Club, in Coquitlam, British Columbia, Canada, where he is responsible for training new and existing employees, budgeting, sales analysis, scheduling and contract negotiations. In addition he maintains responsibility for all café, bistro, and lounge operations, recipe development and catering to as many as 800 guests at multiple events. Since February 2003, Mr. Jack has been Corporate Chef at Java Express Canada Ltd., in Surrey, British Columbia, Canada, which operates 20 stores across Canada. Mr. Jack is responsible for employee training, budgeting, purchasing, and menu development. Mr. Jack devotes approximately 15 hours per week to Cascade Coaching Corp. The only conflict that exists is Mr. Jack's devotion of time to other projects. Mr. Jack's current work interests, noted in this paragraph, are not competitors of the Company since the purpose of these other businesses is not to offer executive coaching and consulting services. In particular, Repertoire Catering and Consulting is primarily a food catering company. The purpose of Repertoire Catering and Consulting is not to offer executive coaching and consulting services.

Audit Committee and Charter

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

We are not subject to Section 16(a) of the Securities Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on May 18, 2005, through June 30, 2006 for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
Names				Other	Under	Restricted		Other
Executive				Annual	Options/	Shares or		Annual
Officer and				Compen-	SARs	Restricted	LTIP	Compen-
Principal	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
James Michael Jack	2006	0	0	0	0	0	0	0
President, Principal	2005	0	0	0	0	0	0	0
Executive Officer,	2004	0	0	0	0	0	0	0
Director

Alfred Nutt	2006	0	0	0	0	0	0	0
Principal Financial	2005	0	0	0	0	0	0	0
Officer, Secretary,	2004	0	0	0	0	0	0	0
Treasurer, Director

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as a member of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
	Number of	Percentage of	After Offering	Ownership After
	Shares	Ownership	Assuming all of	the Offering
Name and Address	Before the	Before the	the Shares are	Assuming all of the
Beneficial Owner	Offering	Offering	Sold	Shares are Sold
James M. Jack	2,500,000	50%	2,500,000	35.71%
500-666 Burrard Street
Vancouver, B.C.
Canada V6C 3P6

Alfred Nutt [1]	2,500,000	50%	2,500,000	35.71%
Furstenstrasse 26
9496 Balzers
Liechtenstein

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct stock holdings. Messers Jack and Nutt are the only "promoter" of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In June 2005, we issued a total of 5,000,000 shares of restricted common stock to James M. Jack, our sole officer and director in consideration of $500 cash. In June, 2006, James M. Jack sold 2,500,000 of his common stock to Mr. Alfred Nutt, in consideration for $250 cash. The shares represent 100% of our issued and outstanding shares. This represents the complete interest of our current shareholders prior to any future issuance of stock under this registration agreement.

Further, Mr. Jack has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2006, Mr. Jack advanced us $25,081 for our benefit. Mr. Jack will be repaid from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Mr. Jack. The obligation to Mr. Jack does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Jack or the repayment of the funds to Mr. Jack. The entire transaction was oral.

PART IV

ITEM 13.     EXHIBITS.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-129056 filed on October 17, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$4,500	Malone & Bailey, P.C., Certified Public Accountants
2005	$0	Malone & Bailey, P.C., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$-0-	Malone & Bailey, P.C., Certified Public Accountants
2005	$-0-	Malone & Bailey, P.C., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0-	Malone & Bailey, P.C., Certified Public Accountants
2005	$-0-	Malone & Bailey, P.C., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$-0-	Malone & Bailey, P.C., Certified Public Accountants
2005	$-0-	Malone & Bailey, P.C., Certified Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant' s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of October, 2006.

CASCADE COACHING CORP.

BY:	JAMES M. JACK
James M. Jack, President, Principal Executive Officer and a member of the Board of Directors

BY:	ALFRED NUTT
Alfred Nutt, Secretary/Treasurer, Principal
Financial Officer, Principal Accounting Officer
and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Titles	Date

JAMES M. JACK	President, Principal Executive Officer and	October 10, 2006
James M. Jack	a member of the Board of Directors

ALFRED NUTT	Secretary/Treasurer, Principal Financial	October 10, 2006
Alfred Nutt	Officer, Principal Accounting Officer and
a member of the Board of Directors