Form 10QSB
period 2006-09-30
Cascade Coaching Corp.
filed 2006-11-13
CIK 1337080

============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-52256

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

As of November 2, 2006, the Company had 5,000,000 shares issued and outstanding.

===========================================================================================================

PART I

Item 1. Financial Statement

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS
CURRENT ASSETS
Cash	$75	$129

Total Assets	$75	$129

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

Loans payable-related party	$28,681	$25,081
Accounts payable	0	1,500

Total Current Liabilities	28,681	26,581

STOCKHOLDERS' DEFICIT
Common stock, $.00001 par, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	50	50
Paid-in capital	450	450
Deficit accumulated during development stage	(29,106)	(26,952)

Total Stockholders' Deficit	(28,606)	(26,452)

Total Liabilities and Stockholders' Deficit	$75	$129

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			Period from May 18, 2005 (Inception)
	Three Months Ended	Three Months Ended	Through
	September 30, 2006	September 30, 2005	September 30, 2006

General and administrative expenses	$2,154	$1,525	$29,106

Net loss	$(2,154)	$(1,525)	$(29,106)

Basic and diluted net loss per share	$(.00)	$(.00)

Weighted average common shares
outstanding (basic and diluted)	5,000,000	5,000,000

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period
	Three Months	Three Months	from May 18, 2005 (Inception)
	Ended	Ended	Through
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,154)	$(1,525)	$(29,106)
Adjustments to reconcile net loss to net cash used
in operating activities:
Change in:
Accounts payable	(1,500)	-	-

Net cash used in operating activities	(3,654)	(1,525)	(29,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	500
Proceeds from loan from related party	3,600	1,500	28,681

Net cash provided by financing activities	3,600	1,500	29,181

Increase (decrease) in Cash	(54)	(25)	75

Cash at Beginning of Fiscal Year	129	500	-

Cash at End of Period	$75	$475	$75

NON-CASH FINANCING TRANSACTIONS:
Buyback of 2,500,000 shares of stock
from founder	$-	$-	$(250)
Issuance of 2,500,000 shares of
stock to new director	$-	$-	$250

CASCADE COACHING CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cascade Coaching Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cascade's Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Cascade incurred initial net losses of $29,106 and has had no operations since inception. These conditions raise substantial doubt as to Cascade's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or by additional loans from its current officers. The financial statements do not include any adjustments that might be necessary if Cascade is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - RELATED PARTY

The loan represents cash advanced to Cascade by its founder, who is also the current president. The loan is due upon demand, with no interest or collateral.

ITEM 2.     PLAN OF OPERATION

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

Results of operations

From Inception on May 18, 2005 to September 30, 2006

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name " www.cascadecoachingcorp.com" Our loss since inception is $29,106 of which $20,190 is for legal fees, $8,100 for audit fees, and $816 for filing fees and general office costs. We have not initiated items 2, 3, 4, or 5 of our milestones previously described and will not do so until we have completed this offering. Specifically, with reference to item 2 we have not established an office nor acquired any equipment. With reference to item 3, we have not attended any corporate governance seminars not hired a website designer. With reference to item 4, we have not commenced any promotion, marketing, or advertising. With reference to item 5, we have not generated any fees.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $500 in cash.

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

As of September 30, 2006 our total assets were $75 and our total liabilities were $28,681, all owed to James M. Jack, our president. Mr. Jack's advances were used to pay $20,190 for attorney's fees relating to this registration statement and for the incorporation of the company, $8,100 for audit fees, and $391 for filing and general office costs. As of September 30, 2006, we had cash of $75. James M. Jack, our president, is willing to loan us the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to Mr. Jack do not have to be paid at this time, but will be repaid from the proceeds of this offering. Our related party liabilities consist of money advanced by our president.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURIITIES AND USE OF PROCEEDS.

On October 25, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-129056, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of September 30, 2006 we have not yet sold any shares in our public offering.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2006.

CASCADE COACHING CORP.

BY:	JAMES JACK
James M. Jack, President, Principal Executive Officer and a member of the Board of Directors

BY:	ALFRED NUTT
Alfred Nutt, Secretary/Treasurer, Principal
Financial Officer, Principal Accounting Officer
and a member of the Board of Directors