Form 10QSB
period 2006-12-31
Cascade Coaching Corp.
filed 2007-02-13
CIK 1337080

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2006

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

As of February 9, 2007, the Company had 5,000,000 shares issued and outstanding.

=============================================================================================================

PART I

ITEM 1.	FINANCIAL STATEMENT

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

		December 31,	June 30,
		2006	2006
ASSETS
CURRENT ASSETS
Cash		$51,271	$129
Total Assets		$51,271	$129

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Loans payable-related party		$45,421	$25,081
Accounts payable		425	1,500
Stock payable		53,130	0
Total Current Liabilities		98,976	26,581

STOCKHOLDERS’ Deficit
Common stock, $.00001 par, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding		50	50
Paid-in capital		450	450
Deficit accumulated during development stage		(48,205)	(26,952)
	Total Stockholders’ Deficit	(47,705)	(26,452)

Total Liabilities and Stockholders’ Deficit		$51,271	$129

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

						Period from
						May 18, 2005
	Three Months	Three Months	Six Months		Six Months	(Inception)
	Ended	Ended	Ended		Ended	Through
	December 31,	December 31,	December 31,		December 31,	December 31,
	2006	2005	2006		2005	2006

General and
administrative
expenses	$19,099	$1,518	$21,253		$3,043	$48,205

Net loss	$(19,099)	$(1,518)	$(21,253	) $	(3,043)	$(48,205)

Basic and diluted net
loss per share	$(0.00)	$(0.00)	$(0.00	) $	(0.00)

Weighted average
common shares
outstanding (basic and
diluted)	5,000,000	5,000,000	5,000,000		5,000,000

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period
			from May 18,
	Six Months	Six Months	2005 (Inception)
	Ended	Ended	Through
	Dec 31, 2006	Dec 31, 2005	Dec 31, 2006

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(21,253)	$(3,043)	$(48,205)
Adjustments to reconcile net loss to net cash used
in operating activities:
Change in:
Accounts payable	(1,075)	-	425

Net cash used in operating activities	(22,328)	(3,043)	(47,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	500
Proceeds from stock subscriptions	53,130		53,130
Advances from related party	20,340	3,000	45,421

Net cash provided by financing activities	73,470	3,000	99,051

Increase (decrease) in cash	51,142	(43)	51,271

Cash at beginning of period	129	500	-

Cash at end of period	$51,271	$457	$51,271

Supplemental Disclosures
Income tax payable	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS:
Buyback of 2,500,000 shares of stock
from founder	$-	$-	$(250)
Issuance of 2,500,000 shares of
stock to new director	$-	$-	$250

CASCADE COACHING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cascade Coaching Corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cascade’s Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Cascade incurred initial net losses of $48,205 and has had no operations since inception. These conditions raise substantial doubt as to Cascade’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or by additional loans from its current officers. The financial statements do not include any adjustments that might be necessary if Cascade is unable to continue as a going concern.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

The loan represents cash advanced to Cascade by its founder, who is also the current president. The loan is due on demand, with no interest or collateral.

NOTE 4 – STOCK PAYABLE

During the quarter ended December 31, 2006, Cascade raised $53,130 for 531,300 shares at $.10 per share in stock subscriptions from our share offering. No shares have been issued to date. In the event that at least 1,000,000 shares are not sold within 180 days from the effective date of the offering or within an additional 90 days if the offering period is extended, all funds received by Cascade from the offering will be refunded to the subscribers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of operations

From Inception on May 18, 2005 to December 31, 2006

     During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name " www.cascadecoachingcorp.com" Our loss since inception is $48,205 of which $37,355 is for legal fees, $10,000 for audit fees, and $850 for filing fees and general office costs. We have not initiated items 2, 3, 4, or 5 of our milestones previously described and will not do so until we have completed this offering. Specifically, with reference to item 2 we have not established an office nor acquired any equipment. With reference to item 3, we have not attended any corporate governance seminars not hired a website designer. With reference to item 4, we have not commenced any promotion, marketing, or advertising. With reference to item 5, we have not generated any fees.

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

     As of December 31, 2006 our total assets were $51,271 and our total liabilities were $98,976 of which $45,421 is owed to James M. Jack, our sole director and president for payments of $36,930 made to our attorney for fees relating to our registration statement and for the incorporation of the company, $8,100 for audit fees and $391 for filing and general office costs, current accounts payable of $425 and stock payable of $53,130. As of December 31, 2006, we had cash of $51,271. James M. Jack, our president, is willing to loan us the money needed to fund operations until this offering has been completed. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to Mr. Jack do not have to be paid at this time, but will be repaid from the proceeds of this offering. Our related party liabilities consist of money advanced by our sole officer and director.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On October 25, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-129056, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of December 31, 2006 we have raised $53,130 for 531,300 shares at $.10 per share in stock subscriptions from our share offering. No shares have been issued to date. In the event that at least 1,000,000 shares are not sold within 180 days, from the effective date of the offering or within an additional 90 days if the offering period is extended, all funds received by Cascade will be refunded.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2007.

CASCADE COACHING CORP.

BY: JAMES M. JACK
James M. Jack, President, Principal Executive
Officer and a member of the Board of Directors

BY: ALFRED NUTT
Alfred Nutt, Secretary/Treasurer, Principal
Financial Officer, Principal Accounting Officer
and a member of the Board of Directors