Form 10QSB
period 2007-03-31
Cascade Coaching Corp.
filed 2007-05-15
CIK 1337080

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The Registrant is a Shell company. Yes [   ] No [ x ]

As of May 7, 2007, the Company had 6,043,700 shares issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ x ]

===================================================================================

PART I

ITEM 1. FINANCIAL STATEMENT

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEETS
 (Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$98,164	$129
Total Assets	$98,164	$129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Loans payable-related party	$45,421	$25,081
Accounts payable	-	1,500
Total Current Liabilities	45,421	26,581

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.00001 par, 100,000,000 shares authorized;
6,043,700 and 5,000,000 shares issued and outstanding, respectively	60	50
Paid-in capital	108,304	450
Deficit accumulated during development stage	(55,621)	(26,952)
Total Stockholders' Equity (Deficit)	52,743	(26,452)

Total Liabilities and Stockholders' Equity (Deficit)	$98,164	$129

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three and Nine Month Periods Ended March 31, 2007 and 2006 and the Period From
May 18, 2005 (Inception) Through March 31, 2007
 (Unaudited)

					Period from
					May 18, 2005
	Three Months Ended		Nine Months Ended		(Inception)
	March 31	March 31,	March 31,	March 31	Through
	2007	2006	2007	2006	March 31, 2007

General and administrative expenses	$3,922	$11,708	$25,175	$14,751	$52,127

Interest expense	3,494	-	3,494	-	3,494

Net loss	$(7,416)	$(11,708)	$(28,669)	$(14,751)	$(55,621)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	5,173,950	5,000,000	5,057,137	5,000,000

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Month Periods Ended March 31, 2007 and 2006 and the Period From
May 18, 2005 (Inception) Through March 31, 2007
(Unaudited)

			Period from May 18, 2005
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,669)	$(14,751)	$(55,621)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	3,494	-	3,494
Change in:
Accounts payable	(1,500)	-	-
Net cash used in operating activities	(26,675)	(14,751)	(52,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	104,370	-	104,870
Advances from related party	20,340	14,690	45,421
Net cash provided by financing activities	124,710	14,690	150,291

Increase (decrease) in cash	98,035	(61)	98,164

Cash at beginning of period	129	500	-
Cash at end of period	$98,164	$439	$98,164

Supplemental Disclosures
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS:
Buyback of 2,500,000 shares of stock
from founder	$-	$-	$(250)
Issuance of 2,500,000 shares of
stock to new director	$-	$-	$250

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Cascade incurred initial net losses of $55,621 and has had no operations since inception. These conditions raise substantial doubt as to Cascade's ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or by additional loans from its current officers. The financial statements do not include any adjustments that might be necessary if Cascade is unable to continue as a going concern.

NOTE 3 - LOANS PAYABLE - RELATED PARTY

The loan represents cash advanced to Cascade by its founder, who is also the current president. The loan is due on demand, with no interest or collateral. Imputed interest in the amount of $3,494, for the nine month period ended March 31, 2007, is included in paid-in capital. Imputed interest in the amount of $3,494, for the nine month period ended March 31, 2007, is included in paid-in capital.

NOTE 4 - COMMON STOCK

For the nine month period ended March 31, 2007, Cascade Coaching Corp. raised $104,370 for 1,043,700 common shares in a public offering at $.10 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues and no revenues are anticipated until we complete the development of our website and begin selling our advisory services to our target market. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. For the company to remain in business for twelve months from the date of this filing, we believe that we need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

Messrs. Jack and Nutt are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

We have enough money to maintain operations during the next twelve months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further we do not expect significant changes in the number of employees.

Our milestones for the next twelve months are as follows:

1.

We intend to establish our office and acquire the equipment we need to begin operations. We expect establishing our offices will take 30 days. We believe that it will cost $15,000 to establish our office. We do not intend to hire employees. One or both of our officers and directors will handle our administrative duties.

2.

After our office is established, which should be in the next 30 days, we intend to contact officers and companies through our website and by personal contact through Mr. Jack, our president. We plan to attend corporate governance seminars and promote our services. We expect to hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. As additional relationships are created, we intend to create a data basis of clients who are interested in new programs. This promotion will be ongoing through the life of our operations.

3.

In the next 60 days we intend to promote our services through traditional sources such as business publications, letters, e-mails, flyers and mailers. We also intend to attend corporate governance seminars. We intend to market to management of small to medium size public and private corporations to become users of our advisory services. Initially we will aggressively court contacts provided by our president, James M. Jack. We believe that it will cost a minimum of $12,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations.

4.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

Until our website is fully operational, we do not believe that clients will use our advisory services. We believe that we will have to spend approximately $5,000 in order to ensure that our website is fully operational. We believe, however, that once our website is operational, we will be able to offer advisory services to potential clients. In this regard, we expect that clients will be able to download some of our marketing literature from our websites, and we will be able to provide real time interactive consultations. We expect that our marketing literature will focus on the benefits to be obtained from using our services. Presently, we have not finalized our marketing literature. As we did not raise the maximum amount in our public offering, we may have to delay or eliminate implementation of real time interactive consultations as a result of the expected cost of implementation.

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

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

To become profitable and competitive, we have to sell our services to corporate management.

Results of operations

From Inception on May 18, 2005 to March 31, 2007

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan. We have reserved the domain name " www.cascadecoachingcorp.com" Our loss since inception is $55,621 of which $37,355 is for legal fees, $11,200 for audit fees, $3,572 for filing fees and general office costs, and $3,494 for interest expense. We have not initiated items 1, 2, 3, or 4 of our milestones previously described. Specifically, with reference to item 1 we have not established an office nor acquired any equipment. With reference to item 2, we have not attended any corporate governance seminars not hired a website designer. With reference to item 3, we have not commenced any promotion, marketing, or advertising. With reference to item 4, we have not generated any fees.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $500 in cash and, through our initial public offering, 1,043,700 shares of common stock for subscriptions to our initial public offering for $104,370 in cash. Our initial public offering was closed on March 5, 2007.

Liquidity and capital resources

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

At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have yet to initiate operations or generate any revenues from our business operations.

As of March 31, 2007, our total assets were $98,164 and our total liabilities were $45,421 which is owed to James M. Jack, our sole director and president for payments of $36,930 made to our attorney for fees relating to our registration statement and for the incorporation of the company, $8,100 for audit fees and $391 for filing and general office costs. As of March 31, 2007, we had cash of $98,164. Operations include but are not limited to filing reports with the Securities and Exchange Commission as well as the business activities contemplated by our business plan. Our current liabilities to Mr. Jack do not have to be paid at this time, but will be repaid from the proceeds of this offering. Our related party liabilities consist of money advanced by our sole officer and director.

ITEM 3. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 25, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-129056, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of March 31, 2007, we raised $104,370 for 1,043.700 shares at $0.10 per share in stock subscriptions from our share offering.

During the three month period ending March 31, 2007, the Company spent $3,922 of the proceeds of the public offering for administration and professional fees.

ITEM 6. EXHIBITS.

(c) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a_15(e) and 15d_15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a_15(e) and 15d_15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2007.

CASCADE COACHING CORP.

BY:	JAMES M. JACK
James M. Jack, President, Principal Executive Officer and a member of the Board of Directors

BY:	ALFRED NUTT
Alfred Nutt, Secretary/Treasurer, Principal
Financial Officer, Principal Accounting Officer
and a member of the Board of Directors