Form 10KSB/A
period 2006-06-30
Cascade Coaching Corp.
filed 2007-05-24
CIK 1337080

=============================================================================================

FORM 10-KSB/A-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-129056

CASCADE COACHING CORP.

(Exact name of registrant as specified in its charter)

NEVADA	98-0469930
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

500-666 Burrard Street
Vancouver, British Columbia V6C 3P6
(Address of principal executive offices, including zip code.)

(604) 897-4263
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ] NO [ x ]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [   ] NO [ x ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ x ] NO [ ]

=============================================================================================

PART IV

ITEM 13. EXHIBITS.

The following documents are included herein:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of May, 2007.

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

Signatures	Titles	Date

JAMES M. JACK	President, Principal Executive Officer and	May 24, 2007
James M. Jack	a member of the Board of Directors

ALFRED NUTT	Secretary/Treasurer, Principal Financial	May 24, 2007
Alfred Nutt	Officer, Principal Accounting Officer and
a member of the Board of Directors