Form 10QSB/A
period 2006-09-30
Cascade Coaching Corp.
filed 2007-05-24
CIK 1337080

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The Registrant is a Shell company. Yes [ x ] No [   ]

As of November 2, 2006, the Company had 5,000,000 shares issued and outstanding.

=============================================================================================

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May, 2007.

CASCADE COACHING CORP.

BY:	JAMES M. JACK
James M. Jack, President, Principal Executive Officer and a member of the Board of Directors

BY:	ALFRED NUTT
Alfred Nutt, Secretary/Treasurer, Principal
Financial Officer, Principal Accounting Officer
and a member of the Board of Directors