Form 10KSB
period 2007-06-30
Cascade Coaching Corp.
filed 2007-09-28
CIK 1337080

===================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007

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

===================================================================================

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 2007: 6,043,700 shares of common stock.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is not adequate to carry out our business plan, and that there will not be adequate capital. Since our common stock is considered a “penny stock” company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business	4
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

	PART II
Item 5.	Market for Common Stock and Related Stockholder Matters	10
Item 6.	Management's Discussion and Analysis or Plan of Operations	12

	PART III
Item 7.	Financial Statements	15
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial	23
	Disclosure
Item 8A.	Controls and Procedures	23
Item 8B.	Other Information	23
Item 9.	Directors, Executive Officers, Promoters and Control Persons	23
Item 10.	Executive Compensation	26
Item 11.	Security Ownership of Certain Beneficial Owners and Management	28
Item 12.	Certain Relationships and Related Transactions	29

	PART IV
Item 13.	Exhibits	30
Item 14.	Principal Accounting Fees and Services	31

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

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause us to change our plans. Our plan of operation is forward-looking and there is no assurance that we will ever begin operations.

     We have not conducted any market research into the likelihood of success of our business plan or the acceptance of our products and advisory services by the public.

Our Strategy

     We intend to establish a coaching and consulting business to provide services to corporate executives. Our consulting services for corporate executives will focus on issues such as skills assessment, clarifying goals and identifying targets, adapting to a specific corporate culture, effectively communicating with employees, reducing and eliminating personality conflict within the organization, and time management. At the outset, Mr. Jack will be responsible for providing these services. Mr. Jack has experience in these areas and his general business skills provide the basis for successfully implementing our business plan. However, in the event that Mr. Jack does not believe that he is qualified to provide effective consulting services related to one or more issues, we will hire others to provide such services.

     As of the date of this report, we do not have any clientele under contract with us nor have we commenced with the provision of any management/consulting services.

Target Market

     We intend to target corporate executives working in Vancouver, British Columbia geographical area. In the event that we are able to expand our business and hire employees, we will consider expanding our services to nearby major urban centers such as Seattle, Washington, and Calgary, Alberta, Canada. We will rely upon Mr. Jack to initiate contacts with executives to attract clientele.

Regulatory Requirements

     We do not need to pursue or satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than the requisite business licenses. If new government regulations, laws, or licensing requirements are passed, it could cause us to restrict or eliminate delivery of any of our intended services. New regulations and licensing requirements may adversely affect our business. For example, if we were required to obtain a government issued license for the purpose of providing coaching and consulting services, we could not guarantee that we would qualify for such license. If a licensing requirement existed, and we were not able to qualify, our business could suffer. Presently, to our knowledge, no regulations, laws, or licensing requirements exist or are likely to be implemented in the near future that are reasonably expected to have a material impact on our prospective sales, revenues, or income from our business operations.

Marketing

     Initially, Mr. Jack will promote our services, discussing them with executives with whom he has had previous contact. We also anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature, direct mail and email, advertising, promotion of our website, and developing industry analyst relations.

Revenue

     Initially, we intend to generate revenue from three sources:

1.	Term Fee - By charging a fee for a given terms;
2.	Fixed Fee - By charging a fixed fee;
3.	Hourly Fee - By charging an hourly fee for advisory services.

     We intend to develop and maintain a database of all our clients so that we can anticipate their various needs and continuously build and expand our advisory services.

     There is no assurance that we will be able to interest executives or companies in our services. If we do not, we will not generate revenue from our prospective business model.

Competition

     We compete with consulting managerial services. We will not be differentiating ourselves from them, but merely competing with them. The managerial consulting market is a large, fragmented market and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established managerial consulting firms with records of success currently attract customers. Since we have not started operations, we cannot compete with them on the basis of reputation. We expect to compete on the basis of the range of advisory services and the quality of advisory services we intend to provide. At this time, our principal method of competition will be through personal contact with potential clients with whom Mr. Jack has an existing relationship.

     Mr. Jack, our president, will be devoting approximately 15 hours a week of his time to our operations. Mr. Alfred Nutt, our secretary, treasurer, and chief financial officer will be devoting approximately 5 hours a week to our operations. Once we begin operations and are able to attract more clients to use our advisory services, Messrs Jack and Nutt have both agreed to commit more time as required. Because Messrs Jack and Nutt will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

Insurance

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. In that event, a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

     We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as-needed basis.

Offices

     Our administrative offices are currently located at 500-666 Burrard Street, Vancouver, British Columbia, Canada V6C 3P6. Our telephone number is (604) 897-4263. This is the home office of our President, Mr. Jack. We do not pay any rent to Mr. Jack and there is no agreement to pay any rent in the future. As of the date of this report, we have not sought or selected a new office site.

Government Regulation

     We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our clients to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

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

Risks associated with Cascade Coaching Corp.

     1.      Our auditors have issued a going concern opinion meaning there is substantial uncertainty whether we will continue operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. Accordingly, we may have to cease operations in which case you could lose your investment.

     2.      We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

     We were incorporated in May 2005 and we have not started our proposed business operations or realized any revenues. We have only recently completed our public offering of our common stock. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $60,018, of which $38,730 is for legal fees, $12.800 for audit fees, $4,088 for filing fees and general office expenses, and $4,400 for interest expense. The $38,730 in legal fees related to the offering of securities under our registration statement. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     -      our ability to attract clients who will buy our services from us and our website
     -      our ability to generate revenues through the sale of our services

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Our failure to generate revenues will cause you to lose your investment.

     3.      If we do not attract clients, we will not generate revenue or make a profit. We may have to suspend or cease operations. This will ultimately result in a loss of your investment.

     We have no clients. We have not identified any clients and cannot guarantee we ever will have any clients. Even if we obtain clients, there is no guarantee that we will generate sufficient revenue or make a profit. If we cannot generate a profit, we will have to suspend or cease operations. If we cannot earn profits and need to cease operations, you will lose your investment.

     4.      We are a small company, without much capital, and we must limit marketing our services. As a result, we may not attract enough clients to operate profitably and may have to cease operations.

     Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations and you will lose your investment.

     5.      Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

     Our officers and directors will only be devoting limited time to our operations. Mr. Jack, our president and director, will be devoting approximately fifteen hours per week of his time to our operations. Mr. Nutt, will be devoting approximately five hours per week of his time to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

     6.      Because our officers and directors do not have prior experience in the marketing of management consulting services, we may have to hire individuals or suspend or cease operations.

     Because our officers and directors do not have prior experience in management consulting services, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations.

     7.      Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire experienced individuals. This need could result in an expense we are unable to pay.

     Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation of financial reports. If we need the additional, experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely. As a result, you could lose your investment.

     8.      Both of our officers and directors are responsible for our managerial and organizational structure. In the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     Messrs Jack and Nutt will be responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes-Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC.

     9.      We are completely dependent on both our officers and directors to guide our initial operations, initiate our plan of operations, and provide financial support. If we lose either of their services we may have to cease operations.

     Our success will depend entirely on the ability and resources of Mr. Jack, our president, and Mr. Nutt, our secretary and treasurer and chief financial officer. If we lose the services or financial support of Messrs Jack or Nutt, we may have to cease operations. Presently, both Messrs. Jack and Nutt are committed to providing their time and financial resources to us. However, both Messrs Jack and Nutt do engage in other activities and will devote only a limited amount of time to our operations.

     10.      Because there is an extremely limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently an extremely limited public trading market for our common stock. Therefore you may not be able to resell your shares of common stock. Accordingly, if you buy our common stock, you may not be able to resell it.

     11.      Because the SEC imposes additional sales practice requirements on brokers who deal in penny stocks, some brokers may be unwilling to trade our shares. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of these additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

     12.      FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

     The Financial Industry Regulation Authority (FINRA) has adopted rules that apply to broker/dealers in recommending an investment to a customer. The broker/dealers must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend our common stock to their customers, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing our stockholder's ability to resell shares of our common stock.

ITEM 2.      DESCRIPTION OF PROPERTY

     At the current time, we have no investments or interest in real property.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of our fiscal year ending June 30, 2007, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     A limited market exists for our securities. There is no assurance that our limited market will develop into a regular trading market, or if developed, that it will be sustained. A shareholder in all likelihood will be unable to resell his securities when he desires to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     Our securities are traded over-the-counter on the Bulletin Board operated by FINRA under the symbol "CCDE.@ Our shares were listed for trading on June 8, 2007. As of August 21, 2007, there have been no trades of our shares.

Holders

     At August 21, 2007, we had fifty-two shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,043,700 shares of common stock outstanding as of August 21, 2007, 5,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

     On October 25, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-129056, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. Through this public offering, we sold 1,043,700 shares of common stock for $0.10 per share, or $104,370 in cash. Our initial public offering was closed on March 5, 2007.

Use of Proceeds from our Public Offering

     Since our public offering, we have spent the proceeds as follows: $1,375 for attorney fees, $2,800 for audit fees, and $3,238 for filing and general office costs.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. Our auditor's opinion is based on our suffering initial losses, having no operations, and having a working capital deficiency. The opinion results from the fact that we have not generated any revenues. We have not yet launched our website but plan to do so in the coming six months. No revenues are anticipated until we begin selling our advisory services to our target market. We believe that we must begin to attend management seminars to generate business contacts and leads to companies that require management consulting that is compatible with our managements experience. We should decide on certain technical aspects of our website, such as how interactive and functional it will be in the next 90 days. The full implementation of our website will depend on having adequate funds. We have decided to not purchase any office equipment or to hire any employees until further funds are available. Accordingly, we must raise cash from sources other than operations. We must raise cash to implement our project, attend seminars, advertise and begin our operations. If additional funds are raised, we intend to continue with our plans to devote resources to website development, marketing and advertising, equipment and office furniture, hiring an employee, and attending conferences.

     Messrs Jack and Nutt are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for administering the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls. This may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

Plan of Operation

     We believe our first priority is to satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase any significant equipment. Further, we do not expect significant changes in the number of employees.

     Our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Within 90 days from the date of this report we intend to look for further financing for our company though personal contacts of our president Mr. James Jack. We do not intend to hire employees until further funding is available and we can return to our original marketing plan. One or both of our officers and directors will handle our administrative duties.

2.

Approximately 120 days from the date of this report, and depending on our success in locating further funding, we intend to begin promote our services through traditional sources such as business publications, letters, emails, flyers and mailers as well as implementing our first website showcasing our services. We also intend to attend corporate governance seminars. We intend to market to management of small to medium-size public and private corporations. Initially we will aggressively court contacts provided by our president, Mr. Jack.

3.

Within 150 days from the date of this report, and depending on further funding, we believe that we will begin generating fees from our advisory services and we would again consider the possibility of additional employees.

     Until our website is fully operational, we do not believe that clients will use our advisory services. However, once our website is operational, we believe we will be able to offer advisory services to potential clients. In this regard, we expect that clients will be able to download some of our marketing literature from our website. Our marketing literature will focus on the benefits of using our services. Presently, we have not finalized our marketing literature. Because we did not raise the maximum amount in our public offering, we have decided to eliminate implementation of real-time interactive consultations as a result of the expected costs, and revisit this possibility depending on the amount of capital we raise in the future.

     The services we intend to offer include advisory and coaching on topics such as skills assessment, clarifying goals and identifying targets, adapting to a specific corporate culture, effectively communicating with employees, reducing and eliminating personality conflict within an organization, and time-management skills. These services may be provided to any company, in any industry, seeking executive coaching services.

     If we are unable to negotiate suitable terms with clients or prospective clients, or if we are unable to attract clients to use our advisory services, or if we are unable to find future financing, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will have to suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of new business enterprises, including limited capital resources and possible cost overruns.

     To become profitable and competitive, we have to sell our services to corporate management. We are seeking equity financing to provide for the capital required for implementing our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
From Inception on May 18, 2005 to June 30, 2007

     We have not begun operations. However, during the period from inception in May, 2005 to June 30, 2007, we have incorporated our company and have prepared an internal business plan. We have reserved the domain name "www.cascadecoachingcorp.com."

     At inception, we sold 5,000,000 shares of common stock to our officers and directors for $500 in cash. More recently, through our initial public offering, we sold 1,043.700 shares of common stock at $0.10 per share and raised $104,370 in gross proceeds. Our initial public offering was closed on March 5, 2007.

     Our loss since inception is $60,018 of which $38,730 is for legal fees, $12,800 for audit fees, $4,088 for filing fees and general office costs, and $4,400 for interest expense.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     As of June 30, 2007, our total assets were $94,673 and our total liabilities were $45,421.

PART III

ITEM 7.      FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cascade Coaching Corp.
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Cascade Coaching Corp. as of June 30, 2007 and the related statements of expenses, changes in stockholders' equity and cash flows for the years ended June 30, 2007 and 2006 and for the period from May 18, 2005 (inception) through June 30, 2007. These financial statements are the responsibility of Cascade's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cascade Coaching Corp. as of June 30, 2007 and the results of its operations and cash flows for the two years then ended and for the period from May 18, 2005 (inception) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

September 24, 2007

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEET
June 30, 2007

ASSETS
CURRENT ASSETS
Cash	$94,673

Total Assets	$94,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Loans payable-related party	$45,421

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par, 100,000,000 shares authorized;
6,043,700 shares issued and outstanding	60
Paid-in capital	109,210
Deficit accumulated during development stage	(60,018)

Total Stockholders’ Equity	49,252

Total Liabilities and Stockholders’ Equity	$94,673

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
For the Years ended June 30, 2007 and 2006 and the Period from
May 18, 2005 ( Inception) through June 30, 2007

			May 18, 2005
	Year Ended	Year Ended	(inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

General and administrative expenses	$28,666	$16,811	$55,618

Interest Expense	4,400	-	4,400

Net loss	$(33,066)	$(16,811)	$(60,018)

Basic and diluted net loss per shares	$(0.01)	$(0.01)

Weighted average common shares outstanding	5,303,102	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from May 18, 2005 (inception) through June 30, 2007

				Deficit
				Accumulated
			Paid	During the
	Common		In	Development
	Shares	Par	Capital	Stage	Totals

Issuance for cash to
founder on May 18, 2005	5,000,000	$50	$450	$-	$500

Net Loss	-	-	-	(10,141)	(10,141)

Balances, June 30, 2005	5,000,000	50	450	(10,141)	(9,641)

Buyback from founder
on June 20, 2006	(2,500,000)	(25)	(225)	-	(250)

Issuance to new director
on June 20, 2006	2,500,000	25	225	-	250

Net Loss	-	-	-	(16,811)	(16,811)

Balances, June 30, 2006	5,000,000	50	450	(26,952)	(26,452)

Issuance for cash
March 16, 2007	1,043,700	10	104,360	-	104,370

Imputed interest			4,400	-	4,400

Net Loss	-	-	-	(33,066)	(33,066)

Balances, June 30, 2007	6,043,700	$60	$109,210	$(60,018)	$49,252

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Year Ended June 30, 2007 and 2006 and the Period from
May 18, 2005 (inception) through June 30, 2007

			Period
			from Inception
	Year Ended	Year Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(33,066)	$(16,811)	$(60,018)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed interest	4,400	-	4,400
Changes in:
Accounts payable	(1,500)	1,500	-

Net cash used in operating activities	(30,166)	(15,311)	(55,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	104,370	-	104,870
Proceeds from loan from related party	20,340	14,940	45,421

Net cash provided by financing activities	124,710	14,940	150,291

Increase (decrease) in Cash	94,544	(371)	94,673

Cash at Beginning of Fiscal Year	129	500	-

Cash at End of Fiscal Year	$94,673	$129	$94,673

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NONCASH FINANCING TRANSACTIONS:
Buyback of 2,500,000 shares of stock	$-	$(250)	$(250)
from founder
Issuance of 2,500,000 shares of stock
to new director	$-	$250	$250

See accompanying summary of accounting policies and notes to financial statements.

CASCADE COACHING CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cascade Coaching Corp. was incorporated in Nevada on May 18, 2005, for the purpose of providing coaching and consulting services to corporate executives. Cascade Coaching is in the development stage.

Since inception, Cascade Coaching has been involved in business planning and capital-raising activities.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended June 30, 2007, there were no potential dilutive securities.

Foreign currency. Cascade Coaching is based in Canada, although it is incorporated in Nevada. Since inception, all transactions have been in U.S. dollars, although that will change when operating activities commence. An account, Other Comprehensive Income, will be added to Stockholders’ Deficit that will represent changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, any Canadian assets and liabilities will be translated into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period will be translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders’ Equity.

Recently issued accounting pronouncements. Cascade Coaching does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Cascade Coaching incurred initial net losses of $60,018 and has had no operations since inception. These conditions raise substantial doubt as to Cascade Coaching’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or by additional loans from its current officers. The financial statements do not include any adjustments that might be necessary if Cascade Coaching is unable to continue as a going concern.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

The loan represents cash advanced to Cascade by its founder, who is also the current president. The loan is due upon demand, with no interest or collateral. Imputed interest in the amount of $4,400 for the year ended June 30, 2007 is included in paid-in capital.

NOTE 4 – COMMON STOCK

During fiscal year ended June 30, 2007, Cascade Coaching sold 1,043,700 common shares in a public offering for $104,370.

NOTE 5 - INCOME TAXES

Cascade Coaching uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal years 2007 and 2006, Cascade Coaching incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $60,018 at June 30, 2007, and will expire beginning in the year 2025.

At June 30, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$20,046
Less: valuation allowance	(20,046)

Net deferred tax asset	$-

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no disputes or disagreements with our accountants or accounting and financial disclosure. Our Certified Public Accountants are Malone & Bailey, PC, Certified Public Accountants, 2925 Briarpark, Suite 930, Houston, Texas 77042.

ITEM 8A.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

ITEM 8B.      OTHER INFORMATION.

     None

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

James M. Jack	30	president, principal executive officer and
500-666 Burrard Street		member of the board of directors
Vancouver, B.C.
Canada V6C 3P6

Alfred Nutt	71	chief financial officer, secretary/treasurer
Furstenstrasse 26		and member of the board of directors
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

     Since May 18, 2005, Mr. Jack has been our president, principal executive officer, and member of our board of directors. Since March 2, 1998, Mr. Jack has been the sole proprietor of Repertoire Catering and Consulting, of Langley, British Columbia, Canada, which is responsible for developing management techniques, marketing plans, staff training, and menus for functions catering to as many as 400 people. Since April 2003, Mr. Jack has held the position of Executive Sous Chef at the Vancouver Golf Club, in Coquitlam, British Columbia, Canada, where he is responsible for training new and existing employees, budgeting, sales analysis, scheduling and contract negotiations. In addition he maintains responsibility for all café, bistro, and lounge operations, recipe development and catering to as many as 800 guests at multiple events. Since February 2003, Mr. Jack has held the position of Corporate Chef at Java Express Canada Ltd., in Surrey, British Columbia, Canada, which operates 20 stores across Canada. Mr. Jack is responsible for employee training, budgeting, purchasing, and menu development. From April 2002 to April 2003, Mr. Jack held the position of Chef Tournant at the Sheraton Vancouver Wall Center, in Vancouver, British Columbia, Canada, where he was responsible for training new and existing employees, inventory control, and supervision of the bistro, café and banquet kitchen. Mr. Jack devotes approximately 15 hours per week to our operations and will devote additional time as required. Mr. Jack is not an officer or director of any other reporting company.

Alfred Nutt - CFO, Principal accounting Officer, Secretary, Treasurer, and director.

     Since 2001, Mr. Nutt retired from full-time work and currently manages his family's investment portfolio. From 1986 to 2000, Mr. Nutt was the chief logistics officer for AAW Production and Distribution Corporation, a private company based in Vaduz, Switzerland, that manufactured and supplied automotive parts to the automobile industry. From September 2004, through June 2006, Mr. Nutt was the director and treasurer for Arch Management Services Inc., a company currently listed on the Over-The-Counter-Bulletin-Board. From 1977 to 1986, Mr. Nutt was the director of marketing and sales for Winterthur Insurance Company, an insurance company based in Winterthur, Switzerland, that provides life, property, and liability insurance products. In this position, Mr. Nutt was responsible for a sales team of 35 people. From 1957 to 1977, Mr. Nutt was the Chief Executive Officer, and marketing and sales director, for Verno Corporation, a company based in Vaduz, Switzerland, that markets and sells sporting goods equipment. From 1952 to 1956, Mr. Nutt attended, and graduated from, the Superior Professional School of Commerce in Switzerland. From 1956 to 1957, Mr. Nutt attended, and graduated from, Cercle Commercial Suisse Paris (School for Advanced International Trade), in Paris, France. Mr. Nutt devotes approximately 5 hours per week to our operations and will devote additional time as required. Mr. Nutt is not an officer or director of any other reporting company.

     During the past five years, Messrs Jack and Nutt have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Messrs Jack and Nutt were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Messrs Jack's and Nutt's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended or vacated.

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

Audit Committee and Charter

     We have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, our executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of our common stock. Copies of such reports are required to be furnished to us. Based solely on review of the copies of such reports furnished to us, or written representations that no other reports were required, we believe that during the year ended June 30, 2007, each of our two officers and directors are delinquent in filing one required report. Messrs Jack and Nutt each failed to file their initial Form 3 disclosing his ownership interest in 2,500,000 shares of common stock.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to each of our officers from inception in May, 2005, to June 30, 2007, the end of our fiscal year. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James M. Jack	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Alfred Nutt	2007	0	0	0	0	0	0	0	0
Secretary/Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we begin generating revenues. We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director's Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

James M. Jack	2007	0	0	0	0	0	0
Alfred Nutt	2007	0	0	0	0	0	0

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

			Number of	Percentage of
		Name of Beneficial Owner	Shares Owned	Ownership

		James M. Jack[1]	2,500,000	41.37%
		500-666 Burrard Street
		Vancouver, B.C.
		Canada V6C 3P6

		Alfred Nutt [1]	2,500,000	41.37%
		Furstenstrasse 26
		9496 Balzers
		Liechtenstein
[ 1	]	The persons named above may be deemed to be a "parents" and "promoters" of our company, within
		the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct
		stock holdings. Messrs Jack and Nutt are our only "promoters" of our company.

Future Sales by Existing Stockholders

     A total of 5,000,000 shares of common stock are issued to Mr. Jack and Mr. Nutt. These shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker's transaction or in a transaction directly with a market maker.

     Mr. Jack and Mr. Nutt will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 2005, we issued a total of 5,000,000 shares of restricted common stock to Mr. Jack, our sole officer and director in consideration of $500 cash. In June 2006, Mr. Jack sold 2,500,000 of his common stock to Mr. Nutt, in consideration for $250 cash.

     Mr. Jack has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2007, Mr. Jack advanced us $45,421 for our benefit. There is no due date for the repayment of the funds advanced by Mr. Jack. The obligation to Mr. Jack does not bear interest. There is no written agreement evidencing the advancement of funds by Mr. Jack or the repayment of the funds to Mr. Jack. The entire transaction was oral.

     Our office is located at the home of Mr. Jack. We do not pay any rent to Mr. Jack and there is no agreement to pay any rent in the future.

PART IV

ITEM 13.      EXHIBITS.

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	10/17/05	3.1

3.2	Bylaws.	SB-2	10/17/05	3.2

4.1	Specimen Stock Certificate.	SB-2	10/17/05	4.1

14.1	Code of Ethics.	10-KSB	10/10/06	14.1

31.1	Certification of Principal Executive Officer pursuant to rule				X
	13a-15(e) and 15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to rule				X
	13a-15(e) and 15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Financial Officer).

99.1	Subscription Agreement.	SB-2	10/17/05	99.1

99.2	Audit Committee Charter.	10-KSB	10/10/06	99.1

99.3	Disclosure Committee Charter.	10-KSB	10/10/06	99.2

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$8,300	Malone & Bailey, P.C., Certified Public Accountants
2006	$4,500	Malone & Bailey, P.C., Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Malone & Bailey, P.C., Certified Public Accountants
2006	$-0-	Malone & Bailey, P.C., Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Malone & Bailey, P.C., Certified Public Accountants
2006	$-0-	Malone & Bailey, P.C., Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Malone & Bailey, P.C., Certified Public Accountants
2006	$-0-	Malone & Bailey, P.C., Certified Public Accountants

     (5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of September, 2007.

CASCADE COACHING CORP.

BY:	JAMES M. JACK
James M. Jack, President, Principal Executive
Officer and a member of the Board of Directors

BY:	ALFRED NUTT
Alfred Nutt, Secretary/Treasurer, Principal
Financial Officer, Principal Accounting Officer
and a member of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date
JAMES M. JACK	President, Principal Executive Officer and	September 28, 2007
James M. Jack	a member of the Board of Directors

ALFRED NUTT	Secretary/Treasurer, Principal Financial	September 28, 2007
Alfred Nutt	Officer, Principal Accounting Officer and
a member of the Board of Directors

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	10/17/05	3.1

3.2	Bylaws.	SB-2	10/17/05	3.2

4.1	Specimen Stock Certificate.	SB-2	10/17/05	4.1

14.1	Code of Ethics.	10-KSB	10/10/06	14.1

31.1	Certification of Principal Executive Officer pursuant to rule				X
	13a-15(e) and 15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to rule				X
	13a-15(e) and 15d-15(e), promulgated under the Securities
	and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Financial Officer).

99.1	Subscription Agreement.	SB-2	10/17/05	99.1

99.2	Audit Committee Charter.	10-KSB	10/10/06	99.1

99.3	Disclosure Committee Charter.	10-KSB	10/10/06	99.2