Form 10QSB
period 2007-09-30
Cascade Coaching Corp.
filed 2007-11-09
CIK 1337080

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-52256

CASCADE COACHING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0469930
State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization

500-666 Burrard Street
Vancouver, British Columbia V6C 3P6
(Address of principal executive offices)

(604) 897-4263
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The Registrant is a Shell company. Yes [X] No [  ]

As of November 7, 2007, the Company had 6,043,700 shares issued and outstanding.

===================================================================================

PART I

ITEM 1.      FINANCIAL STATEMENT

CASCADE COACHING CORP.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS
Cash	$90,945	$94,673

Total Assets	$90,945	$94,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES

Loans payable-related party	$45,421	$45,421
Accounts payable	1,725	0

Total Current Liabilities	$47,146	$45,421

STOCKHOLDERS’ DEFICIT
Common stock, $.00001 par, 100,000,000 shares authorized;
6,043,700 shares issued and outstanding	60	60
Paid-in capital	110,126	109,210
Deficit accumulated during development stage	(66,387)	(60,018)

Total Stockholders’ Deficit	43,799	49,252

Total Liabilities and Stockholders’ Deficit	$90,945	$94,673

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			Period from
			May 18, 2005
			(Inception)
	Three Months Ended	Three Months Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007

General and administrative expenses	$5,453	$2,154	$61,071
Interest Expense	916	0	5,316
Net loss	$(6,369)	$(2,154)	$(66,387)

Basic and diluted net loss per share	$(.00)	$(.00)

Weighted average common shares
outstanding (basic and diluted)	6,043,700	5,000,000

CASCADE COACHING CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period
	Three Months	Three Months	from May 18,
			2005
			(Inception)
	Ended	Ended	Through
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss	$(6,369)	$(2,154)	$(66,387)
Adjustments to reconcile net loss to net cash used
in operating activities:
Imputed Interest	916	0	5,316

Change in:
Accounts payable	1,725	(1,500)	1,725

Net cash used in operating activities	(3,728)	(3,654)	(59,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	104,870
Proceeds from loan from related party	0	3,600	45,421

Net cash provided by financing activities	0	3,600	150,291

Increase (decrease) in Cash	(3,728)	(54)	90,945

Cash at Beginning of Fiscal Year	$94,673	$129	$-

Cash at End of Period	$90,945	$75	$90,945

NON-CASH FINANCING TRANSACTIONS:
Buyback of 2,500,000 shares of stock
from founder	$-	$-	$(250)
Issuance of 2,500,000 shares of
stock to new director	$-	$-	$250

CASCADE COACHING CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cascade Coaching Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Cascade’s Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB, have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Cascade incurred initial net losses of $66,387 and has had no operations since inception. These conditions raise substantial doubt as to Cascade’s ability to continue as a going concern. Management is trying to raise additional capital through sales of stock or by additional loans from its current officers. The financial statements do not include any adjustments that might be necessary if Cascade is unable to continue as a going concern.

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

Results of Operations
From Inception on May 18, 2005 to September 30, 2007

     From inception in May, 2005 to September 30, 2007, we have incorporated our company and have prepared an internal business plan. We have reserved the domain name "www.cascadecoachingcorp.com."

     At inception, we sold 5,000,000 shares of common stock to our officers and directors for $500 in cash. More recently, through our initial public offering, we sold 1,043,700 shares of common stock at $0.10 per share and raised $104,370 in gross proceeds. Our initial public offering was closed on March 5, 2007.

     Our loss since inception is $66,387 of which $40,229 is for legal fees, $16,525 for audit fees, $4,317 for filing fees and general office costs, and $5,316 for interest expense.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     As of September 30, 2007, our total assets were $90,945 and our total liabilities were $47,146.

ITEM 3.      CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 25, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-129056, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. As of September 30, 2007, we raised $104,370 for 1,043.700 shares at $0.10 per share in stock subscriptions from our share offering.

     During the three month period ending September 30, 2007, the Company spent $3,728 of the proceeds of the public offering for administration and professional fees.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2007.

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