Form 10-Q
period 2007-12-31
Empire Water CORP
filed 2008-02-14
CIK 1337080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52256

EMPIRE WATER CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

25 Orchard Road
Lake Forest, California 92630
(Address of principal executive offices, including zip code.)

(949) 768-1600
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [   ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,593,000 as of February 11, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EMPIRE WATER CORPORATION
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash	$-	$94,673
Restricted cash	1,530,265	-
Deposits	300,000	-
Stock subscription receivable	250,020	-
Total current assets	2,080,285	94,673

PROPERTY AND EQUIPMENT, net of accumulated depreciation
Land and water rights	6,280,000	-
Other property and equipment	1,100,000	-

TOTAL ASSETS	$9,460,285	$94,673

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITES :
Accounts payable and accrued liabilities	$55,180	$-
Accounts payable - related party	45,421	45,421
Total current liabilities	100,601	45,421

COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS' EQUITY
Common stock, $0.00001 par value; 100,000,000 shares
authorized; 18,583,300 and 54,393,300 shares issued and
outstanding, respectively	$186	$544
Additional paid-in-capital	9,430,236	108,726
Deficit accumulated during development stage	(70,738)	(60,018)
Total shareholders' equity	9,359,684	49,252

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,460,285	$94,673

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

					May 18, 2005
					(Inception)
	Three Months Ended		Six Months Ended		Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007

General and administrative expenses	$3,476	$19,099	$8,930	$21,253	$64,548

Operating loss	3,476	19,099	8,930	21,253	64,548

Other (income) expense:
Interest income	(42)	-	(42)	-	(42)
Interest expense	916	-	1,832	-	6,232

Total other (income) expense	874	-	1,790	-	6,190

Total expenses	4,350	19,099	10,720	21,253	70,738

Net loss	$(4,350)	$(19,099)	$(10,720)	$(21,253)	$(70,738)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding - basic and diluted	50,325,909	45,000,000	52,359,604	45,000,000

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE WATER CORPORATION
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Totals

Founders shares issued at inception	45,000,000	$450	$50	$-	$500
Net loss	-	-	-	(10,141)	(10,141)
Balances, June 30, 2005	45,000,000	450	50	(10,141)	(9,641)

Buyback of founder shares	(22,500,000)	(225)	(25)	-	(250)
Issuance to new director	22,500,000	225	25	-	250
Net loss	-	-	-	(16,811)	(16,811)
Balances, June 30, 2006	45,000,000	450	50	(26,952)	(26,452)

Shares issued for cash	9,393,300	94	104,276	-	104,370
Imputed interest	-	-	4,400	-	4,400
Net loss	-	-	-	(33,066)	(33,066)
Balances, June 30, 2007	54,393,300	544	108,726	(60,018)	49,252

Shares issued for cash	3,200,000	32	3,999,968	-	4,000,000
Shares issued for assignment of	6,000,000	60	5,879,940	-	5,880,000
contract
Cancellation of founders shares	(45,000,000)	(450)	450	-	-
Stock issuance costs	-	-	(560,680)	-	(560,680)
Imputed interest	-	-	1,832	-	1,832
Net loss	-	-	-	(10,720)	(10,720)
Balances, December 31, 2007	18,593,300	$186	$9,430,236	$(70,738)	$9,359,684

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			May 18, 2005
			(Inception)
	Six Months Ended		Through
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,720)	$(21,253)	$(70,738)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest	1,832	-	6,232
Changes in assets and liabilities:
Accounts payable and accrued liabilities	1,700	(1,075)	1,700
NET CASH USED IN OPERATING ACTIVITIES	(7,188)	(22,328)	(62,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,100,000)	-	(1,100,000)
Restricted cash	(1,530,265)	-	(1,530,265)
Purchase of land and water rights	(400,000)	-	(400,000)
Deposit made on purchase of assets	(300,000)	-	(300,000)
NET CASH USED IN INVESTING ACTIVITIES	(3,330,265)	-	(3,330,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	3,242,780	53,130	3,347,650
Advances from related parties	-	20,340	45,421
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,242,780	73,470	3,393,071

NET CHANGE IN CASH AND CASH AND CASH EQUIVALENTS	(94,673)	51,142	-

CASH AND CASH EQUIVALENTS - beginning of period	94,673	129	-

CASH AND CASH EQUIVALENTS - end of period	$-	$51,271	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for purchase of assets	$5,880,000	$-	$5,880,000
Accrued liabilities for stock issuance costs	53,480	-	53,480
Subscription receivable	250,020	-	250,020
Common shares issued	450	-	450

The accompanying notes are an integral part of these consolidated financial statements.

Empire Water Corporation
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY

The accompanying unaudited interim financial statements of Empire Water Corporation (formerly Cascade Coaching Corp,), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB, have been omitted.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Cash and Cash Equivalents–For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property acquisition costs –Property and equipment is stated at cost less accumulated depreciation. Property consists primarily of wells, pipelines and related equipment. Depreciation is calculated using the straight line method. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Depreciation and amortization – The cost of property and equipment is capitalized and depreciated using the 20 year straight-line method over their useful lives. Property consists primarily of wells, pipelines, and related equipment. The estimated useful lives of these assets are twenty years.

Maintenance and Repairs – The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

Revenue Recognition –Revenues are derived from sales of water from wells owned by us, which is delivered through our canal system. The revenues are recognized based on the actual volume of water delivered each month.

Accounts Receivable –We record accounts receivable net of allowances for uncollectible accounts. Any allowance for uncollectible accounts would be determined based on a review of past due amounts.

Income taxes – We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Empire Water Corporation
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Fair value of financial instruments – The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value due to their short-term maturities.

Basic and diluted net loss per share– The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended December 31, 2007 and 2006, there were no potential dilutive securities.

NOTE 2-BUSINESS

Our primary business is to own, develop and sell water to wholesale customers under long term contract. We plan to acquire additional water production assets adjacent to our conveyance system in order to increase capacity. We also intend to acquire and develop additional water resource opportunities in California and Arizona. We plan to use the West Riverside Canal as the backbone of our operations in San Bernardino and Riverside counties. Sustainability is an important foundation of the Company philosophy and goals. Subsequently, we also intend to acquire, utilize and sell reclaimed water. This reclaimed water will be used to provide regional groundwater recharge and will ultimately replace all well water for irrigation supplies. We are not presently and have no intention of being a regulated utility selling to individuals.

Background

From inception until December 2007 we intended to engage in business as a business consulting firm. In December 2007, we entered into an agreement with Basin Water Resources, Inc. (“BWRI”) pursuant to which BWRI assigned to us all of its rights, title and interest in and to certain rights and assets. Accordingly, our primary business now is to own, develop and sell water to wholesale customers under long term contract.

Pursuant to the agreement with BWRI we acquired the right to purchase certain assets relating to a business that extracts, pumps, appropriates, stores, supplies, distributes, transports and sells water to customers in and around the Counties of Riverside and San Bernardino in Southern California. The business and assets acquired include certain wells and pipelines and related equipment and water rights, as well as a canal that is approximately eighteen (18) miles long, and is located in Riverside and San Bernardino Counties

In consideration of the assignment of BWRI’s rights and obligations, we issued BWRI 6,000,000 shares of common stock. The shares were issued in January, 2008. However, for accounting purposes, the shares are considered issued as of December 28, 2007, the closing date of the transaction. Prior to the Closing, one of our officers and directors resigned and tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. In January, 2008, our president and sole director tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation pursuant to an agreement dated December 28, 2007. For accounting purposes, the cancellation was deemed to have occurred on December 28, 2007. If we are successful in raising additional capital in the minimum amount of at least $10,000,000, we will issue an additional 6,000,000 shares of our common stock to BWRI.

As additional consideration, the Sellers continue to share in the net income resulting from our operations (including any sale of our rights to the Canal to third parties), which are primarily intended to result from water production and distribution. The Seller Parties will initially receive fifty percent (50%) of all net income relating to the operation of business, with such percentage to decline (but not below 15%) as additional investments are made in the Canal and related assets; provided however, that the Seller Parties have the right to co-invest with us, and in the event that they elect to do so, their net income participation will not decrease to the extent that they have matched our capital infusions.

Empire Water Corporation
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

We also entered into an Agreement for the Purchase and Operation of Water Treatment Unit and Operation of Water Distribution System. The Agreement provides that we will purchase one standard 1,000 gallon per minute nitrate regenerable water treatment system unit for an aggregate purchase price of $900,000, of which $300,000 has been paid as a deposit.

In December 2007 and January, 2008, we sold privately 3,200,000 Units at a per Unit price of $1.25 per Unit, for aggregate gross proceeds of $4,000,000. The Units were offered by us on a “best efforts” basis. Each Unit consisted of one share of common stock and one Warrant. Each Warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per Warrant.

In connection with the unit sale we incurred costs to our selling agent, and others of $560,680 of which $507,200 was paid prior to December 31, 2007. In addition, we issued warrants to acquire 448,000 restricted shares of our common stock to our selling agent. The exercise price of the warrants, which will be exercisable for two years, is $1.25 per share.

Note 3-STOCK SPLIT

On December 3, 2007 we approved an 8 to 1 stock dividend which is treated as a 9 to 1 forward stock split for accounting purposes, accordingly, all references to number of shares and to per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

Note 4-GOING CONCERN

As shown in the accompanying financial statements, Empire incurred initial net losses of $70,738 and has had no operations since inception. In their audit report dated September 24, 2007, our auditors issued a going concern opinion. This means that there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtained additional capital. With the $4,000,000 we recently obtained, we believe we can operate for at least one year

Note 5-LOANS PAYABLE-RELATED PARTY

The loan represents cash advanced to Empire by its founder, who was also the former president. The loan is due upon demand, with no interest or collateral.

Note 6-ACQUISITION

On December 28, 2007, the Company acquired all of the operating assets of Indian Hills Water Conservation Corporation and its subsidiaries, West Riverside Canal Company and West Riverside 350 Inch Water Company. In anticipation of this acquisition, the Company changed its name from Cascade Coaching Corp to Empire Water Corporation. The aggregate purchase price for the assets was $7,380.000 consisting of $1,500,000 paid in cash to the Indian Hills group and 6,000,000 shares of common stock of the Company to BWRI with a fair value of $5,880,000 for the assignment of a BWRI’s rights under a prior agreement to acquire the assets.

The estimated fair values of the assets acquired at the date of acquisition are:

Wells, pipelines, tunnels and related equipment	$1,100,000
Land and water rights	6,280.000

If we are successful in raising additional capital in the minimum amount of at least $10,000,000, we will issue an additional 6,000,000 shares of our common stock to BWRI

Empire Water Corporation
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

The unaudited pro forma table below reflects the results of operations of the Company for the three and six months periods ended December 31, 2007 and 2006 as if the acquisition of the business had occurred at the inception of each of the periods presented. Unaudited pro forma results of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated. The unaudited pro forma results of operations are not necessarily indicative of the results that may be achieved in the future.

	Three months ended Dec 31		Six Months ended Dec 31
	2007	2006	2007	2006
	(Unaudited pro forma)		(Unaudited pro forma)

Revenues	11,005	7,810	37,765	32,496

Net Loss	75,142	42,770	109,972	95,552

Net loss per share	$.00	$.00	$.00	$.00

Note 7-COMMITMENTS AND CONTINGENCIES

We are the assignee of a Water Supply, Sale and Purchase Agreement ("Water Supply Agreement") with the Jurupa Unified School District ("JUSD"), dated July 2, 2002, relating to a single school site. As set forth in the Water supply Agreement, we are required to provide up to .81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

We have an obligation to provide water to the Indian Hills Golf Course ("IHGC"), pursuant to Section 3.3(d) of the Assignment Agreement. As set forth therein, we are required to provide IHGC with up to 505 acre ft. of water per year, at a price equal to our costs of producing and delivering the water. This is an ongoing obligation, but if we fail to deliver at least 90% of the required water for a 60 day period, IHGC will be permitted to use, for its own benefit, the wells and pipelines necessary to obtain water.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Memorandum. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up corporation even though we were incorporated on May 18, 2005 as a consulting business to provide services to corporate executives. In December 2007, we decided to change our business focus to engage in the business of the ownership, development and sale of water resources. We have not yet generated or realized any significant revenues from our business operations. We have obtained $4,000,000 and acquired title to certain material assets. One of the assets we acquired was a canal (the “Canal”). We are no longer a shell corporation.

     In order to supply the development of agricultural property in Riverside County, four canals were constructed to transport water from San Bernardino to Riverside. Three of the four canals are now owned by cities and municipalities and operated to supply their water. We own the remaining canal (the “Canal”).

     In their audit report dated September 24, 2007, our auditors issued a going concern opinion. This means that there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtained additional capital. With the $4,000,000 we recently obtained, we believe we can operate for at least one year.

     In order to fully implement our plan of operation, it will be necessary to raise at least an additional $16,000,000. There is no assurance, however, that we will be able to raise the additional capital we need to implement our plan of operation.

No Operating History

     We have no operations upon which to base an evaluation of our performance. We were previously in the business of providing consultation to business executives. We were never retained by anyone to provide such services. Accordingly, we have no business operating history.

Plan of Operation

     Our plan of operation for the next twelve months calls for us to:

1.	Raise an additional $16,000,000.
2.	Commence a record of survey regarding the Canal.
3.	Commence the process to perfect title in the Canal.
4.	Begin expanding production and distribution .

5.	Increase the amount of water produced.
6.	Obtain a new board of directors and experienced management.

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

     To become profitable and competitive, we will need to raise an additional $16,000,000 to fully implement our plan of operation, and no assurances can be given that we will become profitable or competitive.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
From Inception on May 18, 2005 to December 31, 2007

     At inception, we sold 45,000,000 shares of common stock to our officers and directors for $500 in cash. More recently, through our initial public offering, we sold 9,393,300 shares of common stock at $0.01 per share and raised $104,370 in gross proceeds. Our initial public offering was closed on March 5, 2007.

     Our loss since inception is $70,738 of which $40,725 is for legal fees, $19,625 for audit fees, $4,198 for filing fees and general office costs, and $6,232 interest expense offset by $42 of interest income.

     We never initiated operations as a provider of consulting services

     In December, 2007, we paid a stock dividend of 8 additional shares of common stock for each one share outstanding (9 for 1).

     On December 18, 2007, James M. Jack resigned as one of our officers and directors and tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. On January 3, 2008, Alfred Nutt, our president and sole director tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation.

     On December 28, 2007, we sold 3,000,000 Units at a per Unit price of $1.25, for aggregate gross proceeds of $3,750,000. Each Unit consisted of one share of common stock and one warrant. Each warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per warrant. All of these Units were sold to non-US persons pursuant to Regulation S of the Securities Act of 1933. All transactions took place outside the United States of America.

     On January 3, 2008, we issued 6,000,000 shares of common stock to BWRI in consideration of BWRI performing certain conditions of its agreement with us dated as of December 28, 2007. The shares were issued pursuant to the exemption from registration contained section 4(6) of the Securities Act of 1933 in that BWRI is an accredited investor with assets in excess of $5,000,000.

     On January 3, 2008, we sold 200,000 Units to Roytor & Co. at a per Unit price of $1.25, for aggregate gross proceeds of $250,000. Each Unit consisted of one share of common stock and one warrant. Each warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per warrant. All of these Units were sold to non-US persons pursuant to Regulation S of the Securities Act of 1933. All transactions took place outside the United States of America.

     In addition, on January 3, 2008, we issued warrants to acquire 448,000 restricted shares of our common stock to Canaccord Adams Inc. pursuant to the exemption from registration contained section 4(6) of the Securities Act of 1933 in that Canaccord Adams Inc. is an accredited investor with assets in excess of $5,000,000. The exercise price of the warrants is $1.25 per share.

     We have entered in a registration rights agreement pursuant to which we have agreed to register all of the shares issued to BWRI. Further, we have agreed to register all of the shares issued in connection with the sale of Units, as well as the shares issuable upon exercise of the warrants.

     On December 28, 2007, we completed the acquisition of the Canal assets.

Liquidity and Capital Resources

     As of the date of this report, we are initiating operations. We have yet to generate any revenues from our business operations. There is no assurance we will ever generate any revenues from operations.

     As of December 31, 2007, our total assets were $9,460,285 and our total liabilities were $100,601.

Property

     The Canal is approximately 18 miles in length and consists of a main canal and three separate lateral reaches. The width of the Canal property varies throughout its length, but the width recorded in the original deed is 50 feet.

     In 2000, two wells and a pipeline distribution network were installed on a portion of the Canal property. This pipeline supplies irrigation water to a golf course owned by certain of the West Riverside Sellers, as well as a school district.

We understand that the amount of water supplied by the distribution system over the past 3 years is:

Year	Water Production
2004	149 million gallons
2005	160 million gallons
2006	200 million gallons

     Although no assurances can be given, these wells are believed to have a capacity of over 300 million gallons per year, which if true, we believe can be marketed. The operating cost to produce water from these wells is approximately $20 per acre foot, which is primarily due to the costs of electricity. The water that is sold to the school district is sold for $280 per acre foot, while the water that is supplied to the golf course is sold at cost plus expenses. We are required to provide water to the school and golf course under these terms.

     In addition to the Canal property, under the West Riverside Purchase Agreements, we acquired the water rights of West Riverside 350 Inch Water Company, a California corporation (“350IWC”), which was formed in 1916. 350IWC has produced water from the Riverside basin for much of the period since inception.

     There is no assurance that we acquired title to all of the property comprising the foregoing or that the title to the foregoing is unencumbered. Further, there is no assurance that the title to the property we acquired is not materially defective.

Contractual Obligations

     Subject to raising an additional $10,000,000, we are obligated to issue an additional 6,000,000 restricted shares of common stock to Basin Water Resources, Inc.

     Pursuant to the terms of the West Riverside Purchase Agreements, which are discussed in our Form 8-K filed with the SEC on January 4, 2008 and incorporated herein by reference, the West Riverside Sellers will initially receive fifty percent (50%) of all net income relating to the operation of our business, with such percentage to decline (but not below 15%) as additional investments are made in the Canal and related assets; provided however, that the West Riverside Sellers have the right to co-invest with us, and in the event that they elect to do so, their net income participation will not decrease to the extent that they have matched our capital infusions.

     There is a balance due of $600,000 to Basin Water Resources, Inc. on a water treatment unit.

     We are the assignee of a Water Supply, Sale and Purchase Agreement ("Water Supply Agreement") with the Jurupa Unified School District ("JUSD"), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, we are required to provide up to .81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

     We have an obligation to provide water to the Indian Hills Golf Course ("IHGC"), pursuant to Section 3.3(d) of the Assignment Agreement. As set forth therein, we are required to provide IHGC with up to 505 acre ft. of water per year, at a price equal to our costs of producing and delivering the water. This is an ongoing obligation, but if we fail to deliver at least 90% of the required water for a 60 day period, IHGC will be permitted to use, for its own benefit, the wells and pipelines necessary to obtain water.

Off-Balance Sheet Arrangements

     We have no off balance sheet arrangements other than as described above.

     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not required.

ITEM 4.      CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     None.

ITEM 1A.      RISK FACTORS

We were unsuccessful in providing consulting services to business executives, and we are in the process of changing our business direction from providing consulting services to business executives to owning and operating water resources.

     We were unsuccessful in our original business endeavor of supplying consulting services to business executives. There can be no assurance that we will be successful in our new business direction of managing water resources. As such you could lose your investment.

Our proposed business is speculative and we have just begun operations as a water resources corporation.

     Our plan of operation is speculative. Although we intend to appoint officers and directors who are experienced in the development, ownership, operation and sale of water resources, we do not currently have any officers or directors that have any experience in water resources, nor can there be any assurances that we will be successful in retaining the services of such persons. The likelihood of achieving our plans is remote, and it is possible that you could lose your entire investment.

Our current management lacks technical training and experience in water resource operations and consequently our operations, earnings and ultimate financial success could be irreparably harmed.

     Our current officer and director will only be devoting limited time to our operations. Mr. Jack, our former president and a director, resigned all positions effective December 18, 2007. Mr. Nutt, our officer and director, will be devoting virtually no time to our operations, and lacks any training and experience in managing water resources. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices many not take into account standard engineering or managerial approaches water resource companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry. We will need to assemble an entire management team. While we anticipate hiring experienced persons, we cannot guaranty that such persons will be hired. Even if we are successful in retaining persons experienced in the development, ownership, operation and sale of water resources, such persons may not have the technical training necessary to fully develop our intended business plan. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

Need for substantial additional capital.

     We are in need of substantial additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, as well as to develop the Canal and water resources, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise at least an additional $16,000,000. There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience significant dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

Our operations and the quality of water we supply are subject to extensive environmental laws and regulations. Our proposed expenses are expected to increase as a result of complying with environmental laws and regulations. We also could incur substantial costs as a result of violations of or liabilities under such laws and regulations.

     Our planned water operations will be subject to extensive United States federal, state and local laws and regulations. These requirements include United States Safe Drinking Water Act of 1974, which we refer to as the Safe Drinking Water Act, and similar state laws and regulations. We will also be required to obtain various environmental permits from state and other regulatory agencies for our operations. If we deliver water to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality laws and regulations, we could incur substantial fines, penalties or other sanctions or costs or damage to our reputation. In the most serious cases, regulators could force us to discontinue operations and sell our operating assets to another entity, utility or municipality. Given the nature of our proposed business which, in part, will involve supplying water for human consumption, any potential non-compliance with, or violation of, environmental laws or regulations would likely pose a more significant risk to us than to an issuer not similarly involved in the water industry. We will incur substantial operating and capital costs on an ongoing basis to comply with environmental laws and regulations and other health and safety and water quality laws and regulations. These laws and regulations, and their enforcement, have tended to become more stringent over time, and new or stricter requirements could increase our costs. Although we may seek to recover ongoing compliance costs in our rates, there can be no guarantee that the various state or similar regulatory bodies that govern our businesses would approve rate increases to recover such costs or that such costs will not adversely and materially affect our financial condition, results of operations, cash flow and liquidity. We may also incur liabilities under environmental laws and regulations requiring us to investigate and clean up environmental contamination at our properties or at off-site locations where we have disposed of waste or caused adverse environmental impacts. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs, and could adversely affect our financial condition, results of operations, cash flow and liquidity. Such remediation losses may not be covered by our insurance policies and may make it difficult for us to secure insurance in the future at acceptable rates.

Changes in laws and regulations over which we have no control can significantly affect our business and results of operations.

     Any governmental entity that regulates our operations may enact new legislation or adopt new laws and regulations or policies at any time, and new judicial decisions may change the interpretation of existing legislation or regulations at any time. The individuals who serve as regulators are elected or are political appointees. Therefore, elections which result in a change of political administration or new appointments may also result in changes in the individuals who serve as regulators and the policies of the regulatory agencies that they serve. New laws, or regulations, new interpretations of existing laws or regulations, or changes in agency policy, including as a response to shifts in public opinion, or conditions imposed during the regulatory hearing process may affect our business in a number of ways, including the following:

•• changing water quality or delivery service standards, treatment and discharge standards with which we must comply;
•• restricting our ability to terminate our services to customers who owe us money for services previously provided;
•• restricting our ability to sell assets or issue debt or equity securities;
•• changing regulatory benefits that we expected to receive when we began offering services in a particular area;
•• changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;
•• making it easier for governmental entities to convert our assets to public ownership via eminent domain; and
•• restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers.

     Any of these changes or any other changes in laws, regulations, judicial decisions or agency policies applicable to us may have an adverse effect on our business, financial condition, results of operations, cash flow and liquidity.

Weather conditions, natural hazards, overuse of water supplies and competing uses may interfere with our sources of water, demand for water services and our ability to supply water to customers.

     Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. We anticipate that most of the water that we will be transporting or treating will come from groundwater aquifers. Drought, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Governmental restrictions on water use during drought conditions may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition and results of operations. Seasonal drought conditions that would impact our water services are possible in our intended service area. Following drought conditions, water demand may not return to pre-drought levels even after restrictions are lifted. Cool and wet weather may also reduce demand for water, thereby adversely affecting our financial condition, results of operations, cash flow and liquidity. Service interruptions due to severe weather events are possible in our intended service area. These include earthquakes, high water conditions and severe electrical storms. These weather events may affect the condition or operability of our facilities, limiting or preventing us from delivering water services to our customers. Any interruption in our ability to supply water or to collect, treat and properly dispose of waste, or any costs associated with restoring service, could adversely affect our financial condition and results of operations.

Risks associated with water treatment may impose significant costs; contamination of our sources of water could result in service interruptions and human exposure to hazardous substances and subject our subsidiaries to civil or criminal enforcement actions, private litigation and clean-up obligations.

     One component of our proposed business plan involves treating nonpotable water, which can result in the creation of waste. If collection or industrial sewage systems fail, overflow or do not operate properly, untreated waste or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages, which may not be recoverable in rates. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. Moreover, in the event that we are deemed liable for any damage caused by overflow, our losses might not be covered by insurance policies (if such policies are in place at all), and such losses may make it difficult for us to secure insurance in the future at acceptable rates. Although we have not conducted any environmental analysis of the water sources that we intend to use, these water supplies are very likely to be subject to contamination, including contamination from naturally-occurring compounds, chemicals in groundwater systems, such as nitrates, pollution resulting from man-made sources, such as perchlorate and methyl tertiary butyl ether (MTBE), and possible terrorist attacks. In the event that our water supply is contaminated, our financial condition, results of operations, cash flow, liquidity and our reputation may be adversely affected. We might not be able to recover costs associated with treating or decontaminating water supplies through rates, or such recovery may not occur in a timely manner. Moreover, we could be held liable for environmental damage as well as damages arising from toxic tort or other lawsuits or criminal enforcement actions or other consequences arising out of human exposure to hazardous substances in our drinking water supplies.

Our reliance on third-party suppliers and service providers poses significant risks to our business and prospects.

     We intend to contract with third parties for goods and services that will be essential to our operations, such as maintenance and operation services, pipes, electricity and other materials. We have also agreed to enter into a water services agreement with Basin Water, Inc. If the scope of services or pricing of this agreement are not commercially reasonable, we may incur additional costs. Further, we will be subject to substantial risks because of our reliance on other suppliers and service providers. For example:

•• our suppliers may not provide raw materials that meet our specifications in sufficient quantities;
•• our service providers may fail to properly operate the Canal or the treatment facilities;
•• our suppliers and service providers may face production delays due to natural disasters or strikes, lock-outs or other such actions;
•• one or more suppliers or service providers could make strategic changes in the lines of products and services they offer; and

•• some of our suppliers will be small companies which are more likely to experience financial and operational difficulties than larger, well-established companies, because of their limited financial and other resources.

     As a result of any of these factors, we may be required to find alternative suppliers for the raw materials and services on which we rely. Accordingly, we may experience delays in obtaining appropriate raw materials and services on a timely basis and in sufficient quantities from such alternative suppliers at a reasonable price, which could interrupt services to our customers and adversely affect our revenues, financial condition, results of operations, cash flow and liquidity.

The assets of the Canal property are subject to potential condemnation through eminent domain.

     Municipalities and other government subdivisions have historically been involved in the provision of water services in the United States, and organized movements may arise from time to time in one or more of the service areas in which our business is expected to operate to convert our assets to public ownership and operation through the governmental power of eminent domain. Should a municipality or other government subdivision seek to acquire the Canal or other assets through eminent domain, we may resist the acquisition. Contesting an exercise of condemnation through eminent domain may result in costly legal proceedings and may divert the attention of management from the operation of its business, and there can be no assurances that such efforts will be successful. If the Canal is condemned, the price paid for it could be much less than the aggregate paid for our shares, and our operations will discontinue as a going concern.

Title to the Canal property may be defective which could materially limit or prevent our rights to use and develop the Canal.

     Title to the West Riverside Canal was held by the West Riverside Sellers pursuant to a deed recorded in 1916 and transferred to us by quit claim deed. Our rights to use significant portions of the Canal (the extent of which is currently unknown) may be limited to those of an easement holder, rather than a fee simple owner. We have made no independent effort to determine whether there may be significant encroachments on the Canal (although we are aware of some encroachments, the full extent of them are not presently known), or whether third parties may have vested rights to continue to occupy and use the Canal under claims of adverse possession or other prescriptive claims. Upon the transfer of ownership of the Canal, third parties claiming the right to continue to occupy and/or use the Canal may undertake legal action against us to seek enforcement of such rights, and we may be required to undertake legal action to evict third parties from the Canal, all of which may result in considerable expense. Efforts to obtain title insurance for the Canal property (which might have revealed certain adverse claims) have been unsuccessful, and we have been advised that no title policy can be obtained, if at all, until a record of survey has been completed for the entire Canal and approved by local governmental authorities, which will be expensive and time consuming. Although we intend to commission the record of survey, even if a title policy is ultimately obtained, it may not reveal all encroachments or prescriptive claims, and it may contain a number of disclaimers, exceptions, and exemptions limiting the title company’s liability under the policy. As a result, we are likely to incur substantial costs for the record of survey and other curative title work, and there can be no assurances that we will ever obtain clear, unencumbered title to the Canal. If we cannot obtain clear title to the Canal, or if we are unable to obtain clear title to critical portions of the Canal that carry water between the source of water and the end users, our ability to raise further capital, develop the Canal, and use substantial portions, will be materially adversely affected.

Taxes on the Canal property may not have been paid.

     The West Riverside Sellers have advised us that significant portions of the Canal and certain equipment and other improvements erected on the Canal have not been assessed for real and personal property tax purposes. Additionally, the real property comprising the Canal has not been assessed by the California State Board of Equalization (“BOE”) as may be mandated under applicable law, and if assessed by the BOE, such assessments will not be subject to Article 13A of the California Constitution (Proposition 13), which means that the taxes on the Canal could be increased significantly on a year-to-year basis. Further, the West Riverside Sellers cannot confirm that all taxes have been paid on the entire Canal, nor can they confirm that such taxes have been paid to the proper taxing authority. As a result, (i) there could be significant tax penalties applicable to the Canal, (ii) claims of adverse possession by other parties claiming an ownership interest in portions of the Canal could be strengthened, and (iii) if taxes owed with respect to the Canal are not paid once due, the taxing authorities may place a lien on the Canal and the fixtures and improvements located thereon to secure payment of past and future taxes.

Portions of the Canal are inoperative.

     Substantial portions of the Canal are not currently being operated and may not be made operational without installing pipelines, at significant cost and expense. Installing pipelines and other equipment will require obtaining permits and approvals from local governmental authorities, which could result in additional delays and costs, and to the extent such permits or approvals are discretionary on behalf of the governmental authorities, there is no guaranty that we can obtain such permits and approvals. Additionally, the West Riverside Sellers have informed us that a portion of one of two tunnels through which the Canal runs has collapsed, and may not be made serviceable again. If we are unable to utilize significant portions of the Canal, our ability to fully implement our business plan will be materially adversely affected.

We have conducted limited due diligence and are presently unable to identify environmental and other liabilities associated with the Canal property.

     We have conducted very little due diligence regarding the Canal and the other assets acquired. The acquisition of the Canal properties was inexact and inherently uncertain as a result of the age of the original conveyances and other factors. We have assumed the risk of the physical condition of the Canal property, including but not limited to environmental issues, including but not limited to soils contamination, accumulated waste, etc. The West Riverside Sellers have not obtained any “Phase I” or “Phase II” environmental site assessments, or any other environmental reports regarding the Canal. The costs of any environmental cleanup could be very substantial.

The nature of the water rights acquired from the West Riverside Sellers is uncertain.

     The groundwater rights acquired are governed by a court judgment, where the amount of groundwater pumped out of a groundwater basin exceeds the amount of water that is naturally recharged by rainfall or other means. In these types of cases, the court allocates the amount of groundwater each user can pump in order to ensure that the groundwater supply is not depleted in the long-term. The court judgment governing 350IWC’s water supply clearly defines the amount of groundwater certain “named parties” can pump from the San Bernardino Basin. 350IWC is not specifically a “named party” to the judgment, however, it is recognized as a groundwater user that pumps groundwater for use on non-overlying land. Because 350IWC is not a named party, its right to pump groundwater is established as a collective right along with all other non-parties who collectively pump groundwater for use on non-overlying land. As such, it is unclear precisely what the nature of those rights are as the court judgment pertains primarily to named parties. It is also unclear to what extent those rights can be increased beyond the amount of water which the West Riverside Sellers currently pump. Because the court retains jurisdiction over the court judgment, if groundwater pumping dramatically increases and some other groundwater user is “materially harmed” the court may be asked to modify or amend the judgment. If this occurs, there is the possibility we may need to obtain additional water rights from some other source to pump groundwater to the extent the water rights acquired from the West Riverside Sellers are insufficient. We also may need to undertake or defend against legal actions to perfect our interest in the water rights being acquired from the West Riverside Sellers. Such limitations and deficiencies with respect to the water rights could materially limit or prevent us from raising further capital, developing the Canal, or using portions of the Canal.

The purchase of the Water Treatment Unit may not be on an arms-length basis, or on commercially reasonable terms.

     The purchase of the Water Treatment Unit was not the result of extensive negotiation among the parties, and was not the result of competitive bidding. Also, the seller of the Water Treatment Unit is an affiliate of BWRI. Although the price paid for such Water Treatment Unit is within the range customarily charged by the seller for similar products, the procurement process and pricing was not a result of competitive bidding and better prices for similar products may be available.

Lack of Corporate Formalities; Potential Minority Shareholder Claims.

     WRCC and 350IWC have been in existence since 1899 and 1916, respectively. Consequently, their corporate records are incomplete and the West Riverside Sellers cannot represent that all corporate formalities have been observed over the years, including but not limited to proper meetings of their boards of directors and shareholders. As such, WRCC and 350IWC are not certain as to the identities of all shareholders and have relied upon public notice to inform unknown shareholders of recent events. Further, at least one minority shareholder has raised claims regarding his ownership of shares of and interest in the West Riverside Sellers. As a result, although we are purchasing assets from the West Riverside Sellers, no assurances can be made that we will not be named in any claim made by such persons. If we are named in any litigation or other claim, the costs of defending such claims may be significant. On March 5, 2007 we consummated an initial public offering of 1,043,700 shares of our common stock at a purchase price of $0.10 per share. As noted above, at the time of this offering and through the date hereof, we have stated that we are engaged in the business of providing coaching and consulting services to corporate executives. We have not generated any revenues from our coaching and consulting business and the only operation we have engaged in is the development of a business plan. We have ceased working on our coaching and consulting business and engage in the business of owning, developing and selling water resources. It is possible that investors who purchased shares expecting us to engage in a coaching and consulting business could bring claims against us under applicable securities laws. Defending against such claims could be costly and require us to offer to refund the purchase price.

We are subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

     Development, production and sale of water in the U.S. are subject to extensive laws and regulations, including environmental laws and regulations. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include, among other things, construction and discharge permits for drilling and pipeline installation operations. Under these laws and regulations, we could be liable for personal injuries, property damage, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Our auditors have issued a going concern opinion meaning there is substantial uncertainty whether we will continue operations.

     Our auditors have issued a going concern opinion in their report dated September 24, 2007. This means that, as of the time of the opinion, there was substantial doubt that we could continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

     We were incorporated in May 2005 and we have just started our proposed business operations. We have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.

Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we will have to hire experienced individuals. This need could result in an expense we are unable to pay.

     Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we will need to hire additional experienced personnel to assist us with the preparation of financial reports. If we need the additional, experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely. As a result, you could lose your investment.

Our officers and directors are responsible for our managerial and organizational structure. In the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     Mr. Nutt is currently responsible for our managerial and organizational structure, which includes preparation of disclosure and accounting controls under the Sarbanes-Oxley Act of 2002. Following the consummation of the transactions discussed herein, we will commence assembling an entire management team. This management team may need to devote significant time and resources to ensuring that we comply with the Sarbanes-Oxley Act of 2002. When these controls are implemented, management will be responsible for the administration of our disclosure and accounting controls.

Because there is an extremely limited public trading market for our common stock, you may not be able to resell your stock.

     There is currently an extremely limited public trading market for our common stock, and there may never be a broad public trading market. Therefore, investors may not be able to resell their common stock.

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

ITEM 2.      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     All unregistered sales of equity securities during the period of this report have been included in Current Reports on Form 8-K.

ITEM 3.      DEFAULTS ON SENIOR SECURITIES

     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders in the quarter covered by this report.

ITEM 5.      OTHER INFORMATION

     None.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of February, 2008.

EMPIRE WATER CORPORATION
(Registrant)

BY:	ALFRED NUTT
Alfred Nutt, Principal Executive Officer, Treasurer,
Principal Financial Officer and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).