Form 10-Q
period 2008-03-31
Empire Water CORP
filed 2008-05-15
CIK 1337080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,593,300 as of May 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EMPIRE WATER CORPORATION
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31	June 30
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$1,504,331	$94,673
Restricted cash	40,804	-
Accounts receivable	11,301	-
Prepaid expenses	35,803	-
Total current assets	1,592,239	94,673

Land and water rights	6,280,000	-
Property and equipment, net of accumulated depreciation
of $5,700	1,103,873	-
Deposit	300,000	-

TOTAL ASSETS	$9,276,112	$94,673

LIABILITIES AND SHAREHOLDERS'S EQUITY
CURRENT LIABILITES:
Accounts payable-related party	$-	$45,421
Accounts payable	29,713	-
Total current liabilities	29,713	45,421

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

SHAREHOLDERS' EQUITY
Common stock, $.00001 par, 100,000,000 shares authorized,
18,583,300 and 54,393,300 shares issued and outstanding	186	544
Additional paid-in-capital	9,440,113	108,726
Deficit accumulated during development stage	(193,900)	(60,018)
Total shareholders' equity	9,246,399	49,252

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,276,112	$94,673

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 18, 2005
	Three Months Ended		Nine Months Ended		(Inception)
	March 31,		March 31,		Through
	2008	2007	2008	2007	March 31, 2008

WATER SALES	$11,300	$-	$11,300	$-	$11,300
PRODUCTION COSTS	3,379	-	3,379	-	3,379
Gross profit	7,921	-	7,921	-	7,921

OPERATING EXPENSES
General and administrative	126,533	3,922	135,463	25,175	191,081
Depreciation	5,700	-	5,700	-	5,700

Net operating loss	(124,312)	(3,922)	(133,242)	(25,175)	(188,860)

OTHER EXPENSES
Interest income	1,150	-	1,192	-	1,192
Interest expense	-	(3,494)	(1,832)	(3,494)	(6,232)

Net loss	$(123,162)	$(7,416)	$(133,882)	$(28,669)	$(193,900)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding (basic and diluted)	18,593,300	46,565,550	41,338,027	45,514,232

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
				Deficit
				Accumulated
			Paid	During the
	Common		In	Development
	Shares	Amount	Capital	Stage	Totals

Founder shares issued at inception	45,000,000	$450	$50	$-	$500
Net Loss	-	-	-	(10,141)	(10,141)
Balances June 30, 2005	45,000,000	450	50	(10,141)	(9,641)

Buyback of founder shares	(22,500,000)	(225)	(25)	-	(250)
Issuance to new director	22,500,000	225	25	-	250
Net Loss	-	-	-	(16,811)	(16,811)
Balances, June 30, 2006	45,000,000	450	50	(26,952)	(26,452)

Shares issued for cash	9,393,300	94	104,276	-	104,370
Imputed Interest	-	-	4,400	-	4,400
Net Loss	-	-	-	(33,066)	(33,066)
Balances, June 30, 2007	54,393,300	544	108,726	(60,018)	49,252

Shares issued for cash	3,200,000	32	3,999,968	-	4,000,000
Imputed Interest	-	-	1,832	-	1,832
Shares issued for assignment of contract	6,000,000	60	5,879,940	-	5,880,000
Cancellation of founder shares	(45,000,000)	(450)	450	-	-
Stock issuance costs	-	-	(596,224)	-	(596,224)
Cancellation of shareholder loan	-	-	45,421	-	45,421
Net Loss	-	-	-	(133,882)	(133,882)
Balances March 31, 2008	18,593,300	$186	$9,440,113	$(193,900)	$9,246,399

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 18, 2005
	Nine Months Ended		(Inception)
	March 31,		Through
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,882)	$(28,669)	$(193,900)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,700	-	5,700
Imputed Interest	1,832	3,494	6,232
Changes in assets and liabilities:
Accounts receivable	(11,301)	(1,500)	(11,301)
Prepaid expense	(35,803)	-	(35,803)
Accounts payable	29,713	-	29,713
NET CASH USED IN OPERATING ACTIVITIES	(143,741)	(26,675)	(199,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,109,573)	-	(1,109,573)
Restricted cash	(40,804)	-	(40,804)
Cash paid for purchase of land and water rights	(400,000)	-	(400,000)
Deposit made on purchase of assets	(300,000)	-	(300,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,850,377)	-	(1,850,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	3,403,776	104,370	3,508,646
Advances from related parties	-	20,340	45,421
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,403,776	124,710	3,554,067

NET CHANGE IN CASH AND CASH AND CASH EQUIVALENTS	1,409,658	98,035	1,504,331

CASH AND CASH EQUIVALENTS - beginning of period	94,673	129	-

CASH AND CASH EQUIVALENTS - end of period	1,504,331	98,164	1,504,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payable	$-	$-	$-
Interest paid	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for purchase of land and water rights	$5,880,000	$-
Common shares cancelled	450	-
Cancellation of shareholder loan	45,421	-

The accompanying notes are an integral part of these financial statements.

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

Depreciation and amortization – The cost of property and equipment is capitalized and depreciated using the 50 year straight-line method over their useful lives. Property consists primarily of wells, pipelines, and related equipment. The estimated useful lives of these assets are fifty years.

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

Basic and diluted net loss per share– The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended March 31, 2008 and 2007, there were no potential dilutive securities.

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

In December 2007 and January 2008, we sold privately 3,200,000 Units at a per Unit price of $1.25 per Unit, for aggregate gross proceeds of $4,000,000. The Units were offered by us on a “best efforts” basis. Each Unit consisted of one share of common stock and one Warrant. Each Warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per Warrant.

In connection with the unit sale we incurred costs to our selling agent, and others of $596,224. In addition, we issued warrants to acquire 448,000 restricted shares of our common stock to our selling agent. The exercise price of the warrants, which will be exercisable for two years, is $1.25 per share.

Note 3-STOCK SPLIT

On December 3, 2007 we approved an 8 to 1 stock dividend which is treated as a 9 to 1 forward stock split for accounting purposes, accordingly, all references to number of shared and to per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

Note 4-GOING CONCERN

As shown in the accompanying financial statements, Empire incurred initial net losses of $193,900 and has had no significant revenues since inception. In their audit report dated September 24, 2007; our auditors issued a going concern opinion. This means that there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtained additional capital. With the $4,000,000 we recently obtained, we believe we can operate for at least one year

Note 5-LOANS PAYABLE-RELATED PARTY

The loan represents cash advanced to Empire by its founder, who was also the former president. The loan was cancelled when the founder relinquished his shares.

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

If we are successful in raising additional capital in the minimum amount of at least $10,000,000, we will issue an additional 6,000,000 shares of our common stock to BWRI

The unaudited pro forma table below reflects the results of operations of the Company for the three and nine months periods ended March 31, 2008 and 2007 as if the acquisition of the business had occurred at the inception of each of the periods presented. Unaudited pro forma results of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated. The unaudited pro forma results of operations are not necessarily indicative of the results that may be achieved in the future.

	Three months ended Mar 31		Nine Months ended Mar 31
	2008	2007	2008	2007
	(Unaudited pro forma)		(Unaudited pro forma)

Revenues	12,451	39,496	40,692	71,982

Net Loss	123,162	39,496	212,391	131,683

Net loss per share	$0.01	$0.00	$0.00	$0.00

Note 7-COMMITMENTS AND CONTINGENCIES

We are the assignee of a Water Supply, Sale and Purchase Agreement (“Water Supply Agreement”) with the Jurupa Unified School District (“JUSD”), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, we are required to provide up to .81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

We have an obligation to provide water to the Indian Hills Golf Course (“IHGC”), pursuant to Section 3.3(d) of the Assignment Agreement. As set forth therein, we are required to provide IHGC with up to 505 acre ft. of water per year, at a price equal to our cost of producing and delivering the water. This is an ongoing obligation, but if we fail to deliver at least 90% of the required water for a 60 day period, IHGC will be permitted to use, for its own benefit, the wells and pipelines necessary to obtain water.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up corporation even though we were incorporated on May 18, 2005 as a consulting business to provide services to corporate executives. In December 2007, we decided to change our business focus to engage in the business of the ownership, development and sale of water resources. We have not yet generated or realized any significant revenues from our business operations. We have obtained $4,000,000 and acquired title to certain material assets. One of the assets we acquired was a historic water canal (the “Canal”) along with other water production facilities. We are no longer a shell corporation.

     In order to supply the development of agricultural property in Riverside County, in the late 1800’s four canals were constructed to transport water from San Bernardino to Riverside Counties in California. Three of the four canals are now owned by cities and municipalities and operated to supply their water. We own the remaining canal (the “Canal”).

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

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have not generated significant revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of new business enterprises, including limited capital resources and possible cost overruns.

     To become profitable and competitive, we will need to raise an additional $16,000,000 to fully implement our plan of operation, and no assurances can be given that we will become profitable or competitive.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
From Inception on May 18, 2005 to March 31, 2008

     At inception, we sold 45,000,000 shares of common stock to our officers and directors for $500 in cash. More recently, through our initial public offering, we sold 9,393,300 shares of common stock at $0.01 per share and raised $104,370 in gross proceeds. Our initial public offering was closed on March 5, 2007.

     Our loss since inception is $193,900 of which $74,913 is for legal fees, $31,625 for audit fees, $3,379 for water production costs, $5,700 of depreciation, $84,543 for general and administrative costs, $6,232 interest expense offset by water sales of $11,300 and $1,192 of interest income.

     We never initiated operations as a provider of consulting services.

     In December, 2007, we paid a stock dividend of 8 additional shares of common stock for each one share outstanding (which is in effect a 9 for 1 stock split).

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

     On January 3, 2008, we issued 6,000,000 shares of common stock to Basin Water Resources, Inc. (“BWRI”) in consideration of BWRI performing certain conditions of its agreement with us dated as of December 28, 2007. The shares were issued pursuant to the exemption from registration contained section 4(6) of the Securities Act of 1933 in that BWRI is an accredited investor with assets in excess of $5,000,000.

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

Liquidity and Capital Resources

     As of the date of this report, we have generated minimal revenues from our business operations. There is no assurance we will ever be able to increase revenues from operations.

     As of March 31, 2008, our total assets were $9,276,112 and our total liabilities were $29,713.

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

     In 2000, two wells and a pipeline distribution network were installed on a portion of the Canal property. This pipeline supplies irrigation water to a golf course owned by certain of the West Riverside Sellers, as well as a school district. We understand that the amount of water supplied by the distribution system over the past 3 years is:

Year	Water Production
2004	149 million gallons
2005	160 million gallons
2006	171 million gallons
2007	183 million gallons

     Although no assurances can be given, these wells are believed to have a capacity of over 300 million gallons per year, which if true, we believe can be marketed. The operating cost to produce water from these wells is approximately $20 per acre foot, which is primarily due to the costs of electricity. The water that is sold to the school district is sold for $317 per acre foot on a 20 year contract indexed to wholesale water prices, while the water that is supplied to the golf course is sold at cost plus expenses. We are required to provide water to the school and golf course under these terms.

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

     Pursuant to the terms of the West Riverside Purchase Agreements, which are discussed in our Form 8-K filed with the SEC on January 4, 2008 and incorporated herein by reference, the West Riverside Sellers will initially receive fifty percent (50%) of all net income after all expenses, interest and return of principal relating to the operation of our business, with such percentage to decline (but not below 15%) as additional investments are made in the Canal and related assets; provided however, that the West Riverside Sellers have the right to co-invest with us, and in the event that they elect to do so, their net income participation will not decrease to the extent that they have matched our capital infusions.

     There is a balance due of $600,000 to Basin Water, Inc. on a water treatment unit.

     We are the assignee of a Water Supply, Sale and Purchase Agreement ("Water Supply Agreement") with the Jurupa Unified School District ("JUSD"), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, we are required to provide up to .81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause but has to pay a termination fee and will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not required.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective due to the lack of segregation of duties in financial reporting, as our accounting functions are performed by one person with no internal review, as our company does not have an audit committee. This is due to the company’s lack of working capital to hire additional staff. To remedy this, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

  restricting our ability to sell assets or issue debt or equity securities;

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

     We were incorporated in May 2005 and we have just started our proposed business operations. We have not realized any significant revenues. We have no operating history upon which an evaluation of our future success or failure can be made.

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

ITEM 5.      OTHER INFORMATION

     None

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2008.

EMPIRE WATER CORPORATION
(Registrant)

BY: PETER L. JENSEN
Peter L. Jensen, Principal Executive Officer,
Principal Financial Officer, Principal Accounting
Officer, Treasurer and a member of the Board of
Directors.

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