Form 10-K
period 2008-06-30
Empire Water CORP
filed 2008-10-14
CIK 1337080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2008

Commission file number 000-52256

EMPIRE WATER CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

25 Orchard Road
Lake Forest, California 92630
(Address of principal executive offices, including zip code.)

(949) 215-1100
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]    NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES [   ]    NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]    NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 9, 2008: $37,985,087.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Description of Business.	3
Item 1A.	Risk Factors.	6
Item 1B.	Unresolved Staff Comments.	6
Item 2.	Properties.	7
Item 3.	Legal Proceedings.	7
Item 4.	Submission of Matters to a Vote of Security Holders.	7

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters
	and Issuer Purchases of Equity Securities.	7
Item 6.	Selected Financial Data.	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operation.	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 8.	Financial Statements and Supplementary Data.	17
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	30

	PART III
Item 9A.	Controls and Procedures.	30
Item 9B.	Other Information.	32
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	32
Item 11.	Executive Compensation.	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	42
Item 14.	Principal Accounting Fees and Services.	45

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	46

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     Our primary business is to own, develop and sell water to wholesale customers under long term contracts. We plan to acquire additional water production assets adjacent to our conveyance system in order to increase capacity. We also intend to acquire and develop additional water resource opportunities in California and Arizona. We plan to use the West Riverside Canal or Canal as the backbone of our operations in San Bernardino and Riverside counties. Sustainability is an important foundation of our philosophy and goals. Subsequently, we also intend to acquire, utilize and sell reclaimed water. This reclaimed water will be used to provide regional groundwater recharge and will ultimately replace all well water for irrigation supplies. We are not presently, and have no intention of being, a regulated utility selling to individuals.

Background

     We were incorporated in Nevada in May 2005. Prior to December 2007, we intended to engage in business as a business consulting firm. In December 2007, we entered into an agreement with Basin Water Resources, Inc. (“BWRI”) pursuant to which BWRI assigned to us all of its rights, title and interest in and to certain rights and assets.

     On May 9, 2007, BWRI and Indian Hills Water Conservation Corporation, a California corporation (“IHWCC”), West Riverside Canal Company, a California corporation (“West Riverside”), West Riverside 350 Inch Water Company, a California corporation (“350IWC,” and together with West Riverside, the “Water Companies”), Henry C. Cox II, an individual (“Cox”) and John L. West, an individual (“West,” and together with IHWCC and Cox, the “West Riverside Sellers”)entered into a Stock and Asset Purchase Agreement (the “Initial Purchase Agreement”). Pursuant to the terms of the Initial Purchase Agreement, BWRI had the right to purchase (a) a canal located in San Bernardino and Riverside Counties that is approximately eighteen miles in length (the “Canal”), (b) rights to pump water from the Riverside Basin, and (c) other equipment and tangible and intangible personal property (collectively, the “Assets”) for total consideration of $1,500,000 and a percentage of net income generated from future operations of the Assets.

     On December 21, 2007, we entered into a stock purchase agreement with BWRI, effective as of December 28, 2007 (the “BWRI Stock Purchase Agreement”). Under the terms of the BWRI Stock Purchase Agreement, we acquired the right to purchase the Assets, all of which relate to a business that extracts, pumps, appropriates, stores, supplies, distributes, transports and sells water to customers in and around the Counties of Riverside and San Bernardino in Southern California. These Assets were purchased pursuant to an Assignment and Amendment Agreement entered into on December 21, 2007 and effective as of December 28, 2007 (the “Assignment Agreement”) by and among us, BWRI, IHWCC, West Riverside, 350IWC, Cox and West, pursuant to which we purchased, as the assignee of BWRI, certain assets owned by the West Riverside Sellers. Among other things, the Assignment Agreement provided for both (a) the assignment and delegation by BWRI, and the assumption and acceptance by us, of all of BWRI’s rights and obligations under the Initial Purchase Agreement, and (b) amends the Initial Purchase Agreement.

     On December 28, 2007, pursuant to the terms of the BWRI Stock Purchase Agreement, we issued 6,000,000 shares of common stock to BWRI in exchange for the assignment of BWRI’s rights and obligations under the Assignment Agreement. Prior to the this closing, James M. Jack resigned as one of our officers and directors and tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. On January 3, 2008, Alfred Nutt, our president and sole director, tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. As set forth in the BWRI Stock Purchase Agreement, we have reimbursed BWRI for its due diligence costs and for the $100,000 deposit BWRI paid to the West Riverside Sellers. The total amount of such payments was $200,000, including the $100,000 paid for the deposit.

     We have just initiated the water management business, involving the production, treatment, distribution, transportation and management of water, and will share the net income received from such operations with the West Riverside Sellers. Effective December 28, 2007, we entered into an Agreement for the Purchase and Operation of Water Treatment Unit and Operation of Water Distribution System with Basin Water, Inc. (“Basin Water”) (the “Unit Purchase Agreement”). The terms of the Unit Purchase Agreement provide that we will purchase one standard 1,000 gallon per minute nitrate regenerable water treatment system (the “Water Treatment Unit”) unit from Basin Water for an aggregate purchase price of $900,000. The purchase was completed June 30, 2008.

     As additional consideration to the West Riverside Sellers, following the closing of the transactions contemplated by the West Riverside Purchase Agreements, the West Riverside Sellers continue to share in the net income resulting from our operations (including any sale of our rights to the Canal to third parties), which are primarily intended to result from water production and distribution. As described in the West Riverside Purchase Agreements, the Seller Parties will initially receive fifty percent (50%) of all net income relating to the operation of business, with such percentage to decline (but not below 15%) as additional investments are made in the Canal and related assets; provided however, that the Seller Parties have the right to co-invest with us, and in the event that they elect to do so, their net income participation will not decrease to the extent that they have matched our capital infusions.

Property Acquired

     In order to supply the development of agricultural property in Riverside County, four canals were constructed to transport water from San Bernardino to Riverside. Three of the four canals are now owned by cities and municipalities and operated to supply their water. The Canal acquired by us is the only canal that is currently privately owned.

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

     Although no assurances can be given, these wells are believed to have a capacity of over 300 million gallons per year, which if true, we believe can be marketed. The operating cost to produce water from these wells is approximately $20 per acre foot, which is primarily due to the costs of electricity. The school district is charged based on a price per unit based on meter readings. The current price is $315 per acre-foot. The golf course is charged for operating costs based upon their percentage of the total water pumped.

     In addition to the Canal property, under the West Riverside Purchase Agreements, we have acquired the water rights of 350IWC, which was formed in 1916. 350IWC has produced water from the Riverside basin for much of the period since inception.

Nature of the Water We Sell

     The water we sell is used by our customers for irrigation purposes. In the future we may sell drinking water.

Overview of the Water Resources Industry; Pricing Constraints

     Water resources have historically been owned by cities, municipalities and other landowners, such as farmers, ranchers and real estate developers. Due to the constraints on the development of water resources, such as delivery to market, the water resources industry has not flourished in the past. The prices that we will be able to charge for water will depend on current market forces. Currently the Metropolitan Water District supplies 60% of the water supply to Southern California. This pricing provides an avoided cost and is a good indication of prices that we would be able to charge.

Regulation

Environmental, Health and Safety and Water Quality Regulation

     Our water operations are subject to extensive United States federal, state and local laws and regulations governing the protection of the environment, health and safety, the quality of the water we deliver to our customers, water allocation rights and the manner in which we collect and treat water. We will also be subject to certain regulations, including the Safe Drinking Water Act, and other federal, state, local regulations governing the provision of water services, particularly with respect to the quality of water we distribute.

Safe Drinking Water Act

     The federal Safe Drinking Water Act and regulations promulgated thereunder establish national quality standards for drinking water. The Environmental Protection Agency (the “EPA”) has issued rules governing the levels of numerous naturally occurring and man-made chemical and microbial contaminants and radionuclides allowable in drinking water and continues to propose new rules. These rules also prescribe testing requirements for detecting contaminants, the treatment systems which may be used for removing contaminants and other requirements. Federal and state water quality requirements have become increasingly more stringent, including increased water testing requirements, to reflect public health concerns.

     For example, in 2001, the EPA decreased permissible arsenic levels in drinking water and required compliance by water systems by January 2006. In 2003, a new EPA rule governing non-radon radionuclides became effective, regulating uranium in drinking water for the first time and requiring initial monitoring under state programs by the end of 2007. We intend to comply with these rules.

     In order to remove or inactivate microbial organisms, the EPA has promulgated various rules to improve the disinfection and filtration of drinking water and to reduce consumers’ exposure to disinfectants and byproducts of the disinfection process. In January 2006, the EPA promulgated the Long Term 2 Enhanced Surface Water Treatment Rule and the Stage 2 Disinfectants and Disinfection Byproduct Rule. In October 2006, the EPA finalized the Ground Water Rule, applicable to water systems providing water from underground sources. In 2006, the EPA also proposed revisions to the monitoring and reporting requirements of the existing Lead and Copper Rule.

     Although it is difficult to project the ultimate costs of complying with the above or other pending or future requirements, we do not expect current requirements under the Safe Drinking Water Act to have a material impact on our operations or financial condition.

Acquisitions

     We plan to acquire other water resources in the future. In August 2008, we paid $548,250 to California Portland Cement Company to acquire 219 acre feet of water annually from Meeks & Daley Water Company. Our ownership interest will be evidenced by 3% of outstanding shares of common stock of Meeks & Daley Water Company. Currently our funds and the shares evidencing our ownership interest are held in escrow pending closing.

Competition

     In our business, we will compete with other businesses that sell water, including, but not limited to, the Metropolitan Water District (“MWD”). Water is treated as a commodity in southern California. As such, if we can supply water at a comparable price to MWD, it will be sold in a similar manner as other commodities, such as oil.

ITEM 1A.    RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.      PROPERTIES.

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

ITEM 3.      LEGAL PROCEEDINGS.

     The Company and Peter L. Jensen, Chairman of the Board and Chief Executive Officer of the Company, are named as defendants in a lawsuit captioned: In re Basin Water, Inc. Derivative Litigation, Case No. CIVRS800870, which is pending in the Superior Court of the State of California, County of San Bernardino, West District. The complaint is a derivative action brought by the shareholders of Basin Water, Inc. (“Basin Water”) on behalf of Basin Water seeking to recover alleged damages sustained by Basin Water. Plaintiffs assert claims for unjust enrichment and aiding and abetting breach of fiduciary duty against the Company arising out of the Company’s December 2007 transaction with Basin Water Resources, Inc. The damages that plaintiffs are seeking to recover from the Company include compensatory damages, rescission of the transaction, injunctive relief, disgorgement, and attorney’s fees and costs. With respect to Mr. Jensen, plaintiffs assert claims for breach of fiduciary duty, violations of the California Corporations Code, waste of corporate assets, and unjust enrichment arising out of alleged conduct by Mr. Jensen while he was an officer and/or director of Basin Water. The damages that plaintiffs are seeking to recover include compensatory damages, treble damages for violations of the California Corporations Code, and attorney’s fees and costs.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the quarter ended June 30, 2008, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     Our common stock is traded on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority or FINRA under the symbol “EWCR”

     On June 28, 2008, the closing price of our common stock, as reported by the OTC Bulletin Board was $2.25. As of June 28, 2008, a total of 19,193,300 shares of common stock was issued and outstanding. Of these shares, 9,200,000 shares are freely tradable and 9,993,300 shares are restricted securities as defined in Rule 144 of the Securities Act. As of June 28, 2008, we had sixty holders of record of our common stock.

The following table sets forth the quarterly high and low bid prices per share for our common stock, as reported by the OTC Bulletin Board for the calendar years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Calendar Quarter	High Bid	Low Bid
2008
Second Quarter	$ 3.15	$ 1.50
First Quarter	$ 3.25	$ 0.05

2007
Fourth Quarter	$ 0.55	$ 0.05
Third Quarter	$ 0.55	$ 0.02
Second Quarter	$ 0.00	$ 0.00
First Quarter	$ 0.00	$ 0.00

2006
Fourth Quarter	$ 0.00	$ 0.00
Third Quarter	$ 0.00	$ 0.00

Dividends

     We have not declared any cash dividends in the last two fiscal years. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common shares in the near future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements and other factors that our Board of Directors deems relevant.

ITEM 6.      SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     We are a start-up corporation even though we were incorporated on May 18, 2005 as a consulting business to provide services to corporate executives. In December 2007, we decided to change our business focus to engage in the business of the ownership, development and sale of water resources. We have not yet generated or realized any significant revenues from our business operations. In December 2007 and January 2008 we received $4,000,000 through the sale of common stock and warrants and used a portion of the money to acquire title to certain material assets. One of the assets we acquired was a canal. In June 2008, we received an additional $750,000 through the sale of additional common stock and warrants. We are no longer a shell company.

     In order to supply the development of agricultural property in Riverside County, four canals were constructed to transport water from San Bernardino to Riverside. Three of the four canals are now owned by cities and municipalities and operated to supply their water. We own the remaining canal (the “Canal”).

     In order to fully implement our plan of operation, it will be necessary to raise at least an additional $16,000,000 or joint venture the project with a municipal or financial partner. There is no assurance, however, that we will be able to raise the additional capital we need to implement our plan of operation.

Plan of Operation

     Our plan of operation for the next twelve months calls for us to:

*	Raise an additional $16,000,000 or joint venture the project with a municipal or financial partner.
*	Commence a record of survey regarding the Canal.
*	Commence the process to perfect title in the Canal.
*	Begin expanding production and distribution .
*	Increase the amount of water produced.

     We intend to complete all due diligence and preliminary engineering work required for the full utilization of the Canal property. This includes a survey, hydraulic engineering, and a title report. It is estimated that the installation and construction of two pipelines will cost $15-$20 million. Our original plan was to raise sufficient capital to fund the construction. While we have had discussions with financial institutions regarding funding the project, we have also been approached by municipal agencies regarding the sale, joint venture, and partnership of the project. We are considering all of our options at this time and have not made a decision as of the date of this report.

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

     To become profitable and competitive, we will need to raise an additional $16,000,000 or joint venture the project with a municipal or financial partner to fully implement our plan of operation, and no assurances can be given that we will become profitable or competitive.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on May 18, 2005 to June 30, 2008

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

     On December 18, 2007, James M. Jack resigned as one of our officers and directors and tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. On January 3, 2008, Alfred Nutt, our former president and former director tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation.

     On December 28, 2007, we sold 3,000,000 Units at a per Unit price of $1.25, for aggregate gross proceeds of $3,750,000. Each Unit consisted of one share of common stock and one warrant. Each warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per warrant. All of these Units were sold to non-US persons pursuant to Regulation S of the Securities Act. All transactions took place outside the United States. The price of the Units was determined by Canaccord Adams Inc. who placed the shares outside the United States of America.

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

     On December 28, 2007, we completed the acquisition of the Canal assets.

     Between June 15, 2008 and June 25, 2008, we sold privately 600,000 Units at a per Unit price of $1.25 per Unit, for aggregate gross proceeds of $750,000. The Units were offered by us on a “best efforts” basis. Each Unit consisted of one share of common stock and one Warrant. Each Warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per Warrant. The foregoing Units were sold to two non-US persons outside the United States pursuant to Regulation S of the Securities Act of 1933. One sale was made to Peter L. Jensen, our principal executive officer and principal accounting officer pursuant to Section 4(6) of the Securities Act of 1933, Mr. Jensen being an accredited investor. We elected to sell the Units at the same price as the Units we sold previously.

     On September 1, 2008, we completed Phase I of our environmental review. No significant environmental concerns or impairments were encountered during the review. Further, as a result of the review it was determined that Phase II was not required.

     Our loss since inception is $1,569,962 of which $1,555,550 is for general and administrative expenses, including $1,004,063 for stock based compensation, and $48,893 is for production costs. We generated gross revenues of $33,371 during fiscal year 2008.

     In May 2008, the Company retained a land surveying firm to conduct a survey of the canal property. To date, field surveying has been completed on roughly seventy percent (70%) of the canal property with the balance scheduled to be done by mid-November 2008. The surveyors are working closely with the county surveyors for Riverside and San Bernardino to coordinate approval of the final survey. Upon completion of the survey, maps will be submitted to both Riverside and San Bernardino counties for official recording.

     Empire Water intends to increase water production by installing pipelines along the length of the property. The survey and environmental assessment are the major items which must be completed prior to the engineering and construction of pipelines. Based on the positive results of the environmental site assessment and the survey, engineering on the project could be started in the near future.

     In addition to completing the work necessary to construct conveyance pipelines, Empire Water is acquiring additional water ownership to supplement its existing water rights from the 350” water company. The company is presently in escrow to purchase water from Cal Portland Cement Company, which is a subsidiary of Mitsubishi of Japan. This is a permanent water right representing roughly 71 million gallons of water per year. Empire Water plans to continue acquiring water production which can be utilized with its conveyance assets.

Liquidity and Capital Resources

     We initiated our canal operations in January 2008 and generated revenues of $33,371 in the third and fourth quarter of 2008. As of June 30, 2008, our total assets were $9,724,736 and our total liabilities were $100,363.

Well Production

     The following reflects production and expenses from the school district (JUSD) and the golf course (IHGC) in 2006, 2007, and the first eight months of 2008:

						JUSD					IHGC
	Combined	JUSD	JUSD	JUSD	JUSD	Other	JUSD	IHGC	IHGC	IHGC	Other	IHGC
	Gallons	Gallons	Billing	Electric	Insurance	Costs	Repairs	Gallons	Electric	Insurance	Costs	Repairs
	(in000)	(in000)	(in$)	(in$)	(in$)	(in$)	(in$)	(in000)	(in$)	(in$)	(in$)	(in$)

Jan-06	7,544	806	665	66	41	100	427	6,738	548	346	840	3,568
Feb-06	9,289	1,714	1,414	142	71	173	-	7,575	629	316	767	-
Mar-06	3,411	196	162	19	22	54	35	3,215	311	365	886	574
Apr-06	8,298	825	681	61	38	93	-	7,473	548	349	847	-
May-06	17,295	3,843	3,170	235	86	209	13	13,452	823	301	731	44
Jun-06	18,007	4,604	3,798	391	99	240	-	13,403	1,139	288	700	-
Jul-06	27,945	6,976	5,755	718	97	235	688	20,969	1,889	290	705	2,069
Aug-06	22,326	5,408	4,461	512	94	228	2,098	16,918	1,601	293	712	6,562
Sep-06	21,179	4,071	3,358	425	74	181	645	17,108	1,785	313	759	2,709
Oct-06	10,783	1,637	1,351	149	59	143	46	9,146	835	328	797	255
Nov-06	14,697	2,122	1,830	191	56	136	-	12,575	1,133	331	804	-
Dec-06	10,328	1,720	1,483	149	64	157	-	8,608	747	323	783	-
	171,102	33,922	28,127	3,058	802	1,949	3,951	137,180	11,988	3,842	9,331	15,781

Jan-07	8,645	1,723	1,422	165	83	187	-	6,922	662	335	753	-
Feb-07	8,504	1,572	1,297	148	77	174	-	6,932	651	341	766	2
Mar-07	15,654	2,477	2,044	172	66	149	-	13,177	914	352	791	-
Apr-07	13,540	2,842	2,345	204	88	197	-	10,698	768	330	743	-
May-07	19,604	4,044	3,336	243	86	194	-	15,560	934	332	746	-
Jun-07	20,269	4,199	3,464	397	87	195	436	16,070	1,518	331	745	1,670
Jul-07	21,586	4,862	4,011	487	94	212	-	16,724	1,675	324	728	-
Aug-07	24,834	5,109	4,214	426	86	193	-	19,725	1,645	332	747	-
Sep-07	18,700	2,476	2,042	206	55	124	-	16,224	1,350	363	816	-
Oct-07	11,059	2,835	2,338	338	107	241	-	8,224	979	311	699	-
Nov-07	12,753	2,298	1,895	196	75	169	-	10,455	891	343	771	-
Dec-07	8,110	673	743	59	35	78	470	7,437	649	383	862	5,190
	183,258	35,110	29,151	3,039	940	2,114	906	148,148	12,637	4,076	9,166	6,862

Jan-08	3,391	370	362	55	53	102	-	3,022	446	434	838	-
Feb-08	6,000	544	533	60	44	85	-	5,456	602	443	855	-
Mar-08	14,834	2,461	2,411	185	81	156	-	12,373	928	406	784	-
Apr-08	19,295	3,600	3,527	248	91	175	10	15,695	1,079	396	765	43
May-08	19,754	3,070	3,008	244	76	146	19	16,684	1,327	412	794	104
Jun-08	21,751	4,379	4,290	433	98	189	677	17,372	1,720	390	751	2,686
Jul-08	25,092	5,072	4,970	468	99	190	908	20.020	1,848	389	750	2,200
Aug-08	24,134	4,821	4,724	429	98	205	79	19,313	1,717	390	822	317
	134,251	24,317	23,825	2,122	640	1,248	1,693	109,935	9,667	3,260	6,359	5,350

     Although no assurances can be given, these wells are believed to have a capacity of over 300 million gallons per year, which if true, we believe can be marketed. The operating cost to produce water from these wells is approximately $20 per acre foot, which is primarily due to the costs of electricity. The school district is charged based on a price per unit based on meter readings. The current price is $315 per acre-foot. The golf course is charged for operating costs based upon its percentage of the total water pumped.

     The water produced and sold from the Company's wells is used for irrigation purposes. Accordingly, the volume of water produced is almost entirely determined by external factors such as temperature and drought conditions which cannot be controlled or predicted by the Company. The major production expense is electricity, which is a factor of the water pumped and therefore, it is also not subject to projecting future trends.

     The two operating wells have a combined capacity of 1,050 gallons per minute. To produce the existing approximately 200 million gallons per year, the two wells need to operate for 3,175 hours per year, which is only 36% of the available operating hours in a year. Management uses 300 million gallons per year as a conservative estimate.

     In addition to the Canal property, under the West Riverside Purchase Agreements, we acquired the water rights of 350IWC which was formed in 1916. 350IWC has produced water from the Riverside basin for much of the period since inception.

     There is no assurance that we acquired title to all of the property comprising the foregoing or that the title to the foregoing is unencumbered. Further, there is no assurance that the title to the property we acquired is not materially defective.

Contractual Obligations

     Pursuant to the terms of the West Riverside Purchase Agreements, the West Riverside Sellers will initially receive fifty percent (50%) of all net income relating to the operation of our business, with such percentage to decline (but not below 15%) as additional investments are made in the Canal and related assets; provided however, that the West Riverside Sellers have the right to co-invest with us, and in the event that they elect to do so, their net income participation will not decrease to the extent that they have matched our capital infusions. We will reflect the payments under the income participation agreement with West Riverside Sellers as net profit interest expense in our statement of operations.

     We are the assignee of a Water Supply, Sale and Purchase Agreement ("Water Supply Agreement") with the Jurupa Unified School District ("JUSD"), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, we are required to provide up to 0.81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

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

Off-Balance Sheet Arrangements

     We have no off balance sheet arrangements.

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

Critical Accounting Policies and Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue Recognition – Our revenues are derived from sales of water from our wells, which is delivered through our canal system. Our revenues are recognized based on the actual volume of water delivered each month times certain rate defined in the long-term contracts with our customers.

Valuation of long-lived assets – In conjunction with our December 2007 acquisition of assets from Indian Hills Corporation, we engaged an independent third party appraiser to assess the fair value of the assets acquired in this transaction. The aggregate purchase price of $7,380,000 was allocated to land, right of way and water rights in the amount of approximately $3.9 million, wells $1.4 million and pipeline $2.1 million. Wells and pipeline were estimated with useful life of 50 years in according to the independent third party appraiser and the industry standard. Judgments and estimates made by us related to the expected useful lives of the assets are affected by factors such as changes in industry, operating performance, loss of existing customers or service contracts, failure to obtain final approval for permits, fluctuations in economic conditions and expected future performance. If our assumptions change in the future, we may be required to record impairment charges for these assets.

Income Taxes – Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Contingencies – In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, and distributors, licensors, licensees, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships. We account for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5). SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires that we use our best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Stock-based Compensation – We account for our stock-based compensation according to the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimated the fair value of stock options granted during the year ended June 30, 2008 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the reward, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of our common stock over the expected option term, and the expected annual dividend yield on our common stock. The expected option term in years was calculated using an average of the vesting period and the option term in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 107. The expected volatility was derived from the trading activity of our stock. For the year ended June 30, 2008, we recorded approximately $1.0 million in stock based compensation expense. Judgments and estimate made by us related to the compensation are affected by factors such as changes in the expected volatility of our common stock, the expected option term and the assumed risk free interest rate.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Empire Water Corporation
(A Development Stage Company)
Lake Forest, California

We have audited the accompanying balance sheets of Empire Water Corporation (a Development Stage Company) as of June 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and the period from May 18, 2005 (inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing opinions on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC
www.malone bailey.com
Houston, Texas

October 10, 2008

EMPIRE WATER CORPORATION
(formerly Cascade Coaching Corp.)
(A Development Stage Company)
BALANCE SHEETS

	June 30	June 30
	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$1,316,690	$94,673
Restricted cash	1,639	-
Accounts receivable	12,193	-
Prepaid expenses and other current assets	36,725	-
Total current assets	1,367,247	94,673

Land and water rights	3,870,000	-
Property and equipment, net of accumulated depreciation
of $36,546	4,387,489	-
Deposits	100,000	-

TOTAL ASSETS	$9,724,736	$94,673

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Advances from related party	$-	$45,421
Accounts payable	100,363	-
Total current liabilities	100,363	45,421

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par, 100,000,000 shares authorized,
19,193,300 and 54,393,300 shares issued and outstanding	192	544
Additional paid-in capital	11,194,143	108,726
Deficit accumulated during development stage	(1,569,962)	(60,018)
Total stockholders' equity	9,624,373	49,252

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,724,736	$94,673

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			May 18, 2005
			(Inception)
	Years Ended June 30,		Through
	2008	2007	June 30, 2008

Water sales	$33,371	$-	$33,371
Production costs	48,893	-	48,893
Gross loss	(15,522)	-	(15,522)

OPERATING EXPENSES
General and administrative	1,499,932	33,067	1,555,550
Depreciation	1,446	-	1,446

Net operating loss	(1,516,900)	(33,067)	(1,572,518)

OTHER INCOME (EXPENSES)
Interest income	8,788	-	8,788
Interest expense	(1,832)	-	(6,232)

NET LOSS	$(1,509,944)	$(33,067)	$(1,569,962)

Basic and diluted net loss per share	$(0.04)	$(0.00)

Weighted average common shares
outstanding (basic and diluted)	35,696,579	47,571,848

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Paid	During the
	Common		In	Development
	Shares	Par	Capital	Stage	Totals

Founders shares issued at inception	45,000,000	$450	$50	$-	$500
Net Loss	-	-	-	(10,141)	(10,141)
Balances, June 30, 2005	45,000,000	450	50	(10,141)	(9,641)

Buyback of founders shares	(22,500,000)	(225)	(25)	-	(250)
Issuance to new director	22,500,000	225	25	-	250
Net Loss	-	-	-	(16,811)	(16,811)
Balances, June 30, 2006	45,000,000	450	50	(26,952)	(26,452)

Shares issued for cash	9,393,300	94	104,276	-	104,370
Imputed interest	-	-	4,400	-	4,400
Net Loss	-	-	-	(33,066)	(33,066)
Balances, June 30, 2007	54,393,300	544	108,726	(60,018)	49,252

Shares issued for cash	3,800,000	38	4,749,962	-	4,750,000
Stock issuance costs	-	-	(596,224)	-	(596,224)
Shares issued for assignment of contract	6,000,000	60	5,879,940	-	5,880,000
Cancellation of founders shares	(45,000,000)	(450)	450	-	-
Imputed interest	-	-	1,832	-	1,832
Cancellation of stockholder's loan	-	-	45,421	-	45,421
Stock based compensation	-	-	1,004,036	-	1,004,036
Net Loss	-	-	-	(1,509,944)	(1,509,944)
Balances, June 30, 2008	19,193,300	$192	$11,194,143	$(1,569,962)	$9,624,373

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			May 18, 2005
			(Inception)
	Years Ended June 30,		Through
	2008	2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,509,944)	$(33,066)	$(1,569,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	36,546	-	36,546
Stock based compensation	1,004,036	-	1,004,036
Imputed Interest	1,832	4,400	6,232
Changes in operating assets and liabilities:
Accounts receivable	(12,193)	-	(12,193)
Prepaid expense and other current assets	(36,725)	-	(36,725)
Accounts payable	100,363	(1,500)	100,363
NET CASH USED IN OPERATING ACTIVITIES	(416,085)	(30,166)	(471,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets and land and water rights	(2,414,035)	-	(2,414,035)
Restricted cash	(1,639)	-	(1,639)
Deposit made on purchase of assets	(100,000)	-	(100,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,515,674)	-	(2,515,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	4,153,776	104,370	4,258,646
Advances from related parties	-	20,340	45,421
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,153,776	124,710	4,304,067

NET CHANGE IN CASH AND CASH AND CASH EQUIVALENTS	1,222,017	94,544	1,316,690

CASH AND CASH EQUIVALENTS - beginning of period	94,673	129	-

CASH AND CASH EQUIVALENTS - end of period	$1,316,690	$94,673	$1,316,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payable	$-	$-
Interest paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for purchase of fixed assets and land and water rights	$5,880,000	$-
Common shares cancelled	450	-
Cancellation of advances from related party	45,421	-

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(Formerly Cascade Coaching Corp,)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Empire Water Corporation ("Empire") is engaged in the sale and transportation of water. Empire, a Nevada corporation, was formed on May 18, 2005. Prior to December 2007, Empire was established to be a business consulting firm. In December 2007, Empire acquired the assets from Indian Hills Water Conservation Corporation, West Riverside Canal Company and the West Riverside 350 Inch Water Company. The assets were comprised of a canal located in San Bernardino and Riverside Counties that is approximately eighteen miles in length and the rights to pump water from the Riverside Basin and certain other equipment and tangible and intangible personal property. At that time Empire changed its business from consulting to operation and utilization of the acquired assets.

Currently, Empire’s primary business is to own, develop and sell water to wholesale customers under long term contract. Empire plans to acquire additional water production assets adjacent to Empire’s conveyance system in order to increase capacity. Empire also intends to acquire and develop additional water resource opportunities in California and Arizona. Empire plans to use the West Riverside Canal as the backbone of Empire’s operations in San Bernardino and Riverside counties. Sustainability is an important foundation of Empire philosophy and goals. Subsequently, Empire also intends to acquire, utilize and sell reclaimed water. This reclaimed water will be used to provide regional groundwater recharge and will ultimately replace all well water for irrigation supplies. Empire is not presently and has no intention of being a regulated utility selling to individuals.

Background

From inception until December 2007 Empire intended to engage in business as a business consulting firm. In December 2007, Empire entered into an agreement with Basin Water Resources, Inc. (“BWRI”) pursuant to which BWRI assigned to Empire all of its rights, title and interest in and to certain rights and assets (Note 3). Accordingly, Empire’s primary business now is to own, develop and sell water to wholesale customers under long term contract.

Pursuant to the agreement with BWRI Empire acquired the right to purchase certain assets relating to a business that extracts, pumps, appropriates, stores, supplies, distributes, transports and sells water to customers in and around the Counties of Riverside and San Bernardino in Southern California. The business and assets acquired include certain wells and pipelines and related equipment and water rights, as well as a canal that is approximately eighteen (18) miles long, and is located in Riverside and San Bernardino Counties

In consideration of the assignment of BWRI’s rights and obligations, Empire issued BWRI 6,000,000 shares of common stock. The shares were issued in January 2008. However, for accounting purposes, the shares are considered issued as of December 28, 2007, the closing date of the transaction. Prior to the Closing, one of Empire’s officers and directors resigned and tendered back to Empire all shares of common stock owned by him (22,500,000 shares) for cancellation. In January 2008, Empire’s president and sole director tendered back to Empire all shares of common stock owned by him (22,500,000 shares) for cancellation pursuant to an agreement dated December 28, 2007. For accounting purposes, the cancellation was deemed to have occurred on December 28, 2007. If Empire were successful in raising additional capital in the minimum amount of at least $10,000,000 before June 30, 2008, Empire would issue an additional 6,000,000 shares of Empire’s common stock to BWRI. Empire did not raise the additional $10,000,000 as of June 30, 2008, as a result, Empire will not need to issue the additional 6,000,000 shares of Empire’s common stock to BWRI.

As additional consideration, the Sellers continue to share in the net income resulting from Empire’s operations (including any sale of Empire’s rights to the Canal to third parties), which are primarily intended to result from water production and distribution. The Seller Parties will initially receive fifty percent (50%) of all net income relating to the operation of business, with such percentage to decline (but not below 15%) as additional investments are made in the Canal and related assets; provided however, that the Seller Parties have the right to co-invest with Empire, and in the event that they elect to do so, their net income participation will not decrease to the extent that they have matched Empire’s capital infusions.

Empire also entered into an Agreement for the Purchase and Operation of Water Treatment Unit and Operation of Water Distribution System. The Agreement provides that Empire will purchase one standard 1,000 gallon per minute nitrate regenerable water treatment system unit for an aggregate purchase price of $900,000, all of which has been paid as of June 30, 2008.

In December 2007 and January, 2008, Empire sold privately 3,200,000 Units at a per Unit price of $1.25 per Unit, for aggregate gross proceeds of $4,000,000. The Units were offered by Empire on a “best efforts” basis. Each Unit consisted of one share of common stock and one Warrant. Each Warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per Warrant (Note 10).

In connection with the unit sale Empire incurred costs to Empire’s selling agent, and others of $596,224. In addition, Empire granted warrants to acquire 448,000 restricted shares of Empire’s common stock to Empire’s selling agent. The exercise price of the warrants, which will be exercisable for two years, is $1.25 per share.

In June 2008, Empire sold privately an additional 600,000 Units at a per Unit price of $1.25 per share for aggregate gross proceeds of $750,000. There were no costs incurred in connection with the sales of these units.

Empire is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Reclassifications have been made to prior years’ financial statement presentation to conform to the current year presentation.

Cash and Cash Equivalents– Empire considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment –Property and equipment consists of land, pipeline, wells and related equipment are stated at cost less accumulated depreciation. Depreciation on pipeline, wells and related equipment are calculated using the straight line method over the estimated useful lives of fifty years.

Impairment of Long-Lived Assets – Empire evaluates long-lived assets and intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded from May 18, 2005 (inception) through June 30, 2008.

Asset Retirement Obligations – Empire accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standard Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). As of June 30, 2008, no asset retirement obligation was deemed necessary.

Maintenance and Repairs – The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

Revenue Recognition –Revenues are derived from sales of water from wells owned by Empire, which is delivered through Empire’s canal system. The revenues are recognized based on the actual volume of water delivered each month.

Accounts Receivable –Empire records accounts receivable net of allowances for uncollectible accounts. Any allowance for uncollectible accounts would be determined based on a review of past due amounts.

Income taxes – Empire accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach of SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in the foreseeable future.

Recently issued accounting pronouncements – Empire does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Empire’s results of operations, financial position or cash flow.

Fair value of financial instruments – The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value due to their short-term maturities.

Basic and diluted net loss per share– The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period from May 18, 2005 (inception) to June 30, 2008, there were no potential dilutive securities.

Stock-based compensation–Stock based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

NOTE 3 - ACQUISITION

On December 28, 2007, Empire acquired all of the operating assets of Indian Hills Water Conservation Corporation and its subsidiaries, West Riverside Canal Company and West Riverside 350 Inch Water Company. In anticipation of this acquisition, Empire changed its name from Cascade Coaching Corp to Empire Water Corporation. The aggregate purchase price for the assets was $7,380,000 consisting of $1,500,000 paid in cash to the Indian Hills group and 6,000,000 shares of common stock of Empire issued to BWRI with a fair value of $5,880,000 for the assignment of a BWRI’s rights under a prior agreement to acquire the assets. The fair value of the common stock issued was determined based on the average closing market price of Empire’s common stock over the period beginning two business days before and ending two business days after the terms of the acquisition were agreed upon and announced (total of five days).

Seller has the right to share future income of Empire. See Note 1 for more detailed discussion on the income sharing.

The allocation of the purchase price was determined by Empire’s management based on the fair value of the acquired assets as derived by an independent third party appraiser. The following table presents the estimated fair values of the acquired assets at the date of acquisition:

Wells	$1,400,000
Pipeline	2,110,000
Land, right of way and water rights	3,870,000
Property and equipment, net	$7,380,000

If Empire is successful in raising additional capital in the minimum amount of at least $10,000,000 by June 30, 2008, Empire will issue an additional 6,000,000 shares of Empire’s common stock to BWRI. According to SFAS 141, Business Combination, Empire will recognize the contingent consideration for the additional 6 million shares to be issued BWRI when the contingency is resolved and the consideration is issued or becomes issuable. At the closing of the transaction, Empire was unable to determine the outcome of such contingency. Empire did not raise the additional $10,000,000 as of June 30, 2008; as a result, Empire will not need to issue the additional 6,000,000 shares of Empire’s common stock to BWRI.

The unaudited pro forma table below reflects the results of operations of Empire for the years ended June 30, 2008 and 2007 as if the acquisition of the business had occurred at the inception of each of the periods presented. Unaudited pro forma results of operations are not necessarily indicative of the results that would have been achieved had the transaction been consummated as of the date indicated. The unaudited pro forma results of operations are not necessarily indicative of the results that may be achieved in the future.

	Year ended June 30,
	2008	2007
	(unaudited)	(unaudited)

Revenues	$61,622	$426,337
Net income (loss)	($1,592,225)	$127,409
Net income (loss) per share	($0.04)	$0.00

NOTE 4 - STOCK SPLIT

On December 3, 2007 Empire approved an 8 to 1 stock dividend which is treated as a 9 to 1 forward stock split for accounting purposes, accordingly, all references to number of shares and to per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

NOTE 5 - EARNINGS PER SHARE

Empire reports earnings per share (EPS) by computing both basic and diluted EPS. Basic EPS measures Empire’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS measures Empire’s performance for a reporting period by dividing net income available to common stockholders by the weighted average number of shares of common stock plus common stock equivalents outstanding during the period. Common stock equivalents consist of all potentially dilutive common shares, such as stock options and warrants, which are convertible into shares of common stock.

Empire incurred a net loss for the years ended June 30, 2008 and 2007. As a result, 825,000 shares issuable upon exercise of outstanding stock options, as well as 4,248,000 warrants have been excluded from the computation of diluted EPS for the year ended June 30, 2008 due to the antidilutive effect of such common stock equivalents.

NOTE 6 - CONCENTRATIONS OF RISK

Cash-Financial instruments that potentially subject Empire to concentrations of credit risk are cash and cash equivalents. Empire considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. Empire maintains its cash and cash equivalents with a high-credit quality financial institution. The amounts may exceed federally insured limits. At June 30, 2008, Empire had cash balances of $1,216,690 in excess of the FDIC insured limit. Empire has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Major Customers-Empire had two customers from which it received 100% of revenues. The largest customer represented 52% of revenues for the year ended June 30, 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS

As indicated in Note 1, Empire entered into an Agreement for the Purchase and Operation of Water Treatment Unit and Operation of Water Distribution System with Basin Water, Inc. which has an ownership interest in Empire of approximately 32%. Under the agreement Empire purchased one standard 1,000 gallon per minute nitrate regenerable water treatment system unit for an aggregate purchase price of $900,000.

A director and officer purchased 200,000 of the 600,000 Units which were sold in June 2008. The per Unit price was $1.25 for aggregate proceeds to Empire of $250,000. Each Unit consisted of one share of common stock and one Warrant. Each Warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per Warrant. There were no costs associated with the transaction.

Empire also leases office space from a director and employee, under a month-to-month agreement. The total payments under the related party rental agreements was $4,500 for the year ended June 30, 2008.

A founder, who was also the former president, advanced cash to Empire of $45,421. The loan was cancelled when the founder relinquished his shares.

Note 8-PROPERTY AND EQUIPMENT

As of June 30, 2008, property and equipment consists of the following:

Wells	$1,400,000
Pipeline	2,110,000
Water treatment unit	900,000
Office equipment	14,035
$4,424,035
Less: accumulated depreciation	36,546
Property and equipment, net	$4,387,489

Depreciation expense was $36,546 for the year ended June 30, 2008.

NOTE 9 - INCOME TAXES

Empire accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. During fiscal 2008 and 2007, Empire incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $565,926 at June 30, 2008, and will expire in 2028.

At June 30, 2008 and 2007, deferred tax assets consisted of the following:

	June 30,
	2008	2007
Net operating loss carry-forward	$198,074	$21,006
Valuation allowance	(198,074)	(21,006)
Net deferred income tax asset	$–	$–

The temporary difference between book and tax basis of tangible and intangible assets long-lived assets is less than $1,000, which is immaterial to the financial statements as a whole.

NOTE 10 - STOCK OPTION AND WARRANT GRANTS

In May, 2008 Empire granted 825,000 non-qualified options to employees and directors at $1.25 per share, the price at which the units were sold. The option grants are exercisable over two years, starting with the date of grant, and they expire 10 years from the date of grant. Under the provisions of SFAS No. 123 (R), Share-Based Payment, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award and is recognized as expense over the vesting period of the awards. No options were exercised during the period.

Empire estimated the fair value of stock options granted during the year ended June 30, 2008 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the reward, the fair value of Empire’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of Empire’s common stock over the expected option term, and the expected annual dividend yield on Empire’s common stock.

The fair value of the option grant was estimated on the date of grant using the following assumptions:

Expected term	5 to 7 years
Risk free interest rate	3.09% to 3.4%
Expected volatility	204.28%
Expected dividend yield	0.0%

The expected option term in years was calculated using an average of the vesting period and the option term in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 107. The expected volatility was derived from the trading activity of Empire’s stock.

During the year ended June 30, 2008, as described in Note 1, an additional 3,800,000 warrants were sold privately along with common stock and 448,000 warrants were granted to Empire’s selling agent as stock issuance costs.

A summary of stock option transactions for the year ended June 30, 2008 is as follows:

		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	-	$-
Granted	825,000	1.25
Exercised	-	-
Forfeited	-	-
Outstanding at end of year	825,000	1.25
Exercisable at end of year	275,000	$1.25

At June 30, 2008, the exercise prices and the weighted average remaining contractual life of outstanding options were $1.25 and 9.89 years, respectively.

A summary of warrant transactions for the years ended June 30, 2008 is as follows:

		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at beginning of year	-	$-
Granted	4,248,000	1.25
Exercised	-	-
Forfeited	-	-
Outstanding at end of year	4,248,000	1.25
Exercisable at end of year	4,248,000	$1.25

At June 30, 2008, the exercise prices and the weighted average remaining contractual life of outstanding warrants were $1.25 and 1.56 years, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Empire is the assignee of a Water Supply, Sale and Purchase Agreement (“Water Supply Agreement”) with the Jurupa Unified School District (“JUSD”), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, Empire is required to provide up to 0.81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

Empire has an obligation to provide water to the Indian Hills Golf Course (“IHGC”), pursuant to Section 3.3(d) of the Assignment Agreement. As set forth therein, Empire is required to provide IHGC with up to 505 acre ft. of water per year, at a price equal to Empire’s cost of producing and delivering the water. This is an ongoing obligation, but if Empire fails to deliver at least 90% of the required water for a 60 day period, IHGC will be permitted to use, for its own benefit, the wells and pipelines necessary to obtain water.

Empire is subject to litigation, claims and disputes in the ordinary courses of business, some of which may not be covered by insurance.

Empire and Peter L. Jensen, Chairman of the Board and Chief Executive Officer of Empire, are named as defendants in a lawsuit captioned: In re Basin Water, Inc. Derivative Litigation, Case No. CIVRS800870, which is pending in the Superior Court of the State of California, County of San Bernardino, West District. The complaint is a derivative action brought by the stockholders of Basin Water, Inc. (“Basin Water”) on behalf of Basin Water seeking to recover alleged damages sustained by Basin Water. Plaintiffs assert claims for unjust enrichment and aiding and abetting breach of fiduciary duty against Empire arising out of Empire's December 2007 transaction with Basin Water Resources, Inc. The damages that plaintiffs are seeking to recover from Empire include compensatory damages, rescission of the transaction, injunctive relief, disgorgement, and attorney’s fees and costs. With respect to Mr. Jensen, plaintiffs assert claims for breach of fiduciary duty, violations of the California Corporations Code, waste of corporate assets, and unjust enrichment arising out of alleged conduct by Mr. Jensen while he was an officer and/or director of Basin Water. The damages that plaintiffs are seeking to recover include compensatory damages, treble damages for violations of the California Corporations Code, and attorney’s fees and costs.

As the case is still in the early stage, Empire could not assess the possibility of a loss.

NOTE 12 - SUBSEQUENT EVENTS

In June 2008, Empire entered into an agreement with California Portland Cement Company to acquire their 3% outstanding shares of the Meeks & Daley Water Company. The shares will entitle Empire to appropriate approximately 219 acre feet of water annually from Meeks & Daley. Empire made deposits into escrow of $100,000 in June 2008 and $448,250 in August 2008 representing the full purchase price of the shares pending on the closing.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no changes in our internal control over financial reporting that has materially affected or reasonably likely to materially affect, our internal control over financial reporting for the year ended June 30, 2008 or the year ended June 30, 2007 or the fiscal quarters ended March 31, 2008, December 31, 2007, or September 30, 2007.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness, as described below, in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by one part-time employee with no oversight by a professional with accounting expertise within the Company. Our President does not possess accounting expertise and our company does not have an independent audit committee. This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible. The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so. We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION.

     None.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Each of our executive officers and directors will serve until their respective successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.

     The name, age and position of our present directors and executive officers are set forth below:

Name	Age	Position(s)

Peter Jensen	57	Principal Executive Officer, Treasurer, Principal Financial
25 Orchard Road		Officer, Principal Accounting Officer, and a member of the
Lake Forest, CA 92630		board of directors

John Kaites	45	Member of the board of directors
25 Orchard Road
Lake Forest, CA 92630

Piers Clark, PhD	38	Member of the board of directors
25 Orchard Road
Lake Forest, CA 92630

Larry Rowe	64	President and Secretary
25 Orchard Road
Lake Forest, CA 92630

     Peter L. Jensen has been our Principal Executive Officer since February 19, 2008 and our Treasurer, Principal Financial Officer and Principal Accounting Officer since March 17, 2008. On March 14, 2008, Mr. Jensen was elected to our board of directors. From December 1999 to February 19, 2008, he served as Chief Executive Officer of Basin Water, Inc. From December 1999 to March 11, 2008, Mr. Jensen was a member of the Board of Directors of Basin Water, Inc. He was Chairman of the Board of Basin Water, Inc. from November 2006 to February 19, 2008 and President from December 1999 to October 2006. Basin Water’s common stock is traded on the NASDAQ Global Market under the symbol “BWTR.” From 1990 to 1999, Mr. Jensen served as Chairman of the Board of Directors of Western Water Company, a company engaged in the identification, development, transportation, sale and lease of water rights and water. From 1990 to 1997, he also served as President and Chief Executive Officer of Western Water Company. From 1989 to 1990, he served as Chairman of the Board of Directors of Yuba Natural Resources. From 1983 to 1990, Mr. Jensen served as a President of Yuba Natural Resources. Mr. Jensen is a registered professional engineer in California, and holds a B.S. and M.S. in chemical engineering from the Massachusetts Institute of Technology.

     On March 14, 2008, John Kaites was elected to our board of directors. Mr. Kaites has been a Partner in the law firm of Ridenour, Hienton, Kelhoffer, Lewis & Garth since January 2000. Since January 1999, he has been the owner of and in the government relations firm of Public Policy Partners and since November 2005 a Partner in Turning Point Public Relations. Since October 2004, Mr. Kaites has been the owner of 913 W. McDowell LLC, a real estate holding company and since September 2007, a Partner in Blue Marble Energy Resources, which is engaged in the business of energy efficiency and renewable energy technology marketing and sales. Since November 2007, Mr. Kaites has been a Partner in Shields Consulting which provides local government consulting services and a Partner in World Class Services, which provides marketing and management consulting services. All of the foregoing business are located in Phoenix, Arizona.

     On March 14, 2008, Piers Clark, PhD was elected to our board of directors. Dr. Clark has served as a Director for the UK engineering consultancy firm Mouchel Parkman Services Limited, West Byfleet, England, since November 2005, where he holds the post of Managing Director, Regulated Industries. He has also been a Director for the Mouchel’s sister company Parkman Consultants Limited. Dr. Clark holds directorship positions for a number of UK technology companies including the hydro-power company, Rentricity, since March 2007, and the desalination technology company, Water Science Limited, West Byfleet, England, since Feb 2007. From October 2002 to May 2003, Dr. Clark was a Director for British Water, the trade association company for the UK water industry, and from September 2002 to March 2004, a director and for the UV treatment process company, Quay Environmental Limited (now dissolved). From June 2002 to September 2005, Dr. Clark was a director for Sonico Limited, which developed a novel ultrasonic wastewater treatment process. From February 2003 to October 2005, Dr Clark was a Director for the engineering consultancy, WS Atkins International Limited, where he held the post of Head of Research (1998 –2003) and Managing Director, Water (2003 – 2005). The nature of the business that Dr. Clark is affiliated with is engineering consultancy, in particular in the water, energy and environment sectors.

     Larry Rowe has been our President and Secretary since February 7, 2008. From June 2000 to February 2008, Mr. Rowe was Vice President of Business Development for Basin Water, Inc. Mr. Rowe has 35 years of experience in running municipal water agencies. Mr. Rowe is not an officer or a director of any other reporting companies.

During the past five years, Messrs. Jensen, Kaites, Clark and Rowe have not been the subject of the following events:

*      Any bankruptcy petition filed by or against any business of which Messrs. Jensen, Rowe and Nutt were general partners or executive officers either at the time of the bankruptcy or within two years prior to that time.

*      Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

*      An order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Messrs. Nutt’s, Jensens’s or Rowe’s involvement in any type of business, securities or banking activities.

*      Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended or vacated.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We do not have a separately designated, independent audit committee. Audit committee functions are performed by our board of directors. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. Specifically with respect to audit committee responsibilities, our board met once last year. All directors participated in the meeting.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

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

Section 16(a) of the Securities Exchange Act of 1934

     Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.      EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

     We have no compensation policies. Compensation arrangements and policies for these directors and officers is established by the board of directors on a case by case basis.

     We do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance. While we have granted some stock options, no formal plans have been adopted.

Executive Compensation

     On March 31, 2008, the board of directors approved a salary of $100,000 payable to Peter L. Jensen, our principal executive officer, principal financial officer, and principal accounting officer. Our board of directors also approved a salary of $100,000 per annum payable to Larry Rowe, our president and secretary. On May 19, 2008, Mr. Rowe was also granted an option to acquire up to 500,000 shares of common stock at an exercise price of $1.25 per share.

     On March 31, 2008, the board of directors approved the payment of $1,500.00 per month to Peter L. Jensen, our principal executive officer and principal account officer, for the use of a portion of his home as the San Diego office of the Company.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter Jensen	2008	25,000	0	0	0	0	0	4,500	29,500
Principal Executive Officer	2007	0	0	0	0	0	0	0	0
Principal Financial Officer	2006	0	0	0	0	0	0	0	0

Larry Rowe	2008	36,410	0	0	608,507	0	0	0	644,917
President & Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Alfred Nutt	2008	0	0	0	0	0	0	0	0
(former Principal Financial	2007	0	0	0	0	0	0	0	0
Officer and Treasurer	2006	0	0	0	0	0	0	0	0
- resigned)

James M. Jack	2008	0	0	0	0	0	0	0	0
(former President -	2007	0	0	0	0	0	0	0	0
resigned)	2006	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards						Stock Awards

Name	Number of	Number of	Equity	Option	Option	Number of	Market	Market	Equity	Equity
	Securities	Securities	Incentive	Exercise	Expiration	Shares or	Value of	Value of	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date(2)	Units of	Shares or	Shares or	Plan	Plan
	Unexercised	Unexercised	Awards:			Stock	Units of	Units of	Awards:	Awards:
	Options	Options	Number of			That Have	Stock That	Stock That	Number of	Number of
	Exercisable,	Unexercisable,	Securities			Not	Have Not	Have Not	Shares,	Shares,
	(1)	(1)	Underlying			Vested	Vested	Vested	Units or	Units
			Unexericised						Other	or Other
			Unearned						Rights That	Rights
			Options						Have Not	That Have
									Vested	Vested

Peter Jensen	25,000	50,000	0	1.25	05/18/18	0	0	0	0	0
Principal
Executive
Officer,
Principal
Financial
Officer,
Director (3)

Larry Rowe	166,667	333,333	0	1.25	05/18/18	0	0	0	0	0
President
& Secretary

John Kaites	25,000	50,000	0	1.25	05/18/18	0	0	0	0	0
Director

Piers Clark	25,000	50,000	0	1.25	05/18/18	0	0	0	0	0
Director

1. One third of the options vest on each oof the date of grant and the first and second anniversaries of the date of grant

2. The expiration date of each option is 10 years after the date of grant of such option

3. The options granted to Mr. Jensen were as a director of the corporation

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of	Value	Number of	Value
	Shares	Realized on	Shares	Realized
	Acquired on	Exercise	Acquired	on Vesting
	Exercise		on Vesting

Peter Jensen	0	0	0	0
Principal Executive
Officer
Principal Financial Officer

Larry Rowe	0	0	0	0
President & Secretary

John Kaites	0	0	0	0
Director

Piers Clark	0	0	0	0
Director

Employment Agreements

     We have not entered into employment agreements with any of our executive officers. We anticipate that we may enter into employment agreements with our new officers as they are appointed.

Compensation of Directors

     Each member of our board of directors will receive a fee of $25,000 per annum plus an option to acquire up to 75,000 shares of common stock at an exercise price of $1.25 per share for the fiscal year ending June 30, 2008. On March 31, 2008, the board of directors directed that Peter L. Jensen and Larry Rowe be reimbursed for all travel expenses they incurred in connection with their capital raising trip to Europe.

     Other than the foregoing, there are no plans or arrangements to compensate our directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of our board of directors. We have no director's service contracts.

Director's Compensation Table

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Peter L. Jensen	7,292	0	91,276	0	0	0	98,568

John Kaites	7,292	0	91,276	0	0	0	98,568

Piers Clark	7,292	0	91,276	0	0	0	98,568

Alfred Nutt	0	0	0	0	0	0	0
(resigned)
James M. Jack	0	0	0	0	0	0	0
(resigned)

Pension Benefits and Compensation Plans

     We do not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

     SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-incontrol.

Family Relationships

     There are no familial relationships among the executive officers and directors.

Director Independence

     Messrs. John Kaites and Piers Clark are independent directors. Mr. Jensen is not independent because he is our principal executive officer, treasurer, principal financial officer and principal accounting officer.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past with the exception of Peter Jensen who was a member of the Board of Directors of Basin Water, Inc. which is the parent corporation of Basin Water Resources, Inc. which owns 31.26% of our common stock. Mr. Jensen was a director from December 1999 to March 11, 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 28, 2008, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares. Percentage of beneficial ownership is based on 19,193,300 shares of common stock outstanding as of June 28, 2008. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o Empire Water Corporation, 25 Orchard Road, Lake Forest, California 92630.

	Shares Beneficially Owned
Name and Address of
Beneficial Owner	Number	Percent of Class

Peter Jensen	200,000(1)	1.04%

John Kaites	0(2)	0.00%

Piers Clark	0(2)	0.00%

Larry Rowe	0(3)	0.00%

All officers and directors as a group (4 persons)	200,000	1.04%

Basin Water Resources, Inc.	6,000,000	31.26%
8731 Prestige Court, Rancho Cucamonga, CA 91730

Gerlach & Company	2,400,000(4)	12.50%
333 West 34th Street, 3rd Floor, New York, NY 10001

(1) Does not include warrants to acquire an additional 200,000 shares of common stock at an exercise price of $1.25 per warrant share and an option to acquire an additional 75,000 shares of common stock at $1.25 per share.

(2) Does not include options to acquire up to 75,000 shares of common stock at an exercise price of
$1.25 per share.

(3) Does not include options to acquire up to 500,000 shares of common stock at an exercise price of
$1.25 per share.

(4) Does not include warrants to acquire an additional 2,400,000 shares of common stock at an exercise price of $1.25 per warrant share. Such warrants are subject to a limitation on exercise that provides that the holder may not exercise such warrant if following such exercise the holder would beneficially own in excess of 9.999% of our issued and outstanding common shares.

Future Sales of Shares

     A total of 19,193,300 shares of common stock were issued and outstanding as of June 29, 2008. Of the 19,193,300 shares outstanding, 9,200,000 are freely tradable and 9,993,300 are restricted securities as defined in Rule 144 of the Securities Act of 1933. Under Rule 144, the restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. If all outstanding warrants are exercised there will be 23,441,000 shares of common stock outstanding.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     In June 2005, we issued a total of 5,000,000 shares of restricted common stock to Mr. Jack, who at the time was our sole officer and director in consideration of $500 cash. In June 2006, Mr. Jack sold 2,500,000 of his common stock to Mr. Nutt, in consideration for $250 cash. In December 2007 we paid a stock dividend of eight additional shares of common stock for each share of common stock outstanding. After the stock dividend was paid, Mr. Jack owned 22,500,000 restricted shares of common stock and Mr. Nutt owned 22,500,000 shares of common stock. In December 2007, Mr. Jack returned all of his shares of common stock to us and the shares were cancelled. In January 2008, Mr. Nutt returned all of his shares of common stock to us and the shares were cancelled. Neither Mr. Jack nor Mr. Nutt received any compensation for the return of their shares to us.

     Mr. Jack has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of June 30, 2007, Mr. Jack advanced us $45,421 for our benefit. The loan represented cash advanced to us by Mr. Jack, our founder, who was also a former officer and director. The loan was due upon demand, with no interest or collateral. Imputed interest in the amount of $4,400 and $1,872 for the years ended June 30, 2007 and June 30, 2008 was included in paid-in capital.

     On May 6, 2008, the advances were cancelled by mutual agreement with Mr. Jack.

     Our office was located at the home of Mr. Jack. We did not pay any rent to Mr. Jack and there was no agreement to pay any rent to Mr. Jack.

     Neither Mr. Jack nor Mr. Nutt have any continuing involvement with us.

     Our office is currently located at 25 Orchard Road, Lake Forest, California 92630.

     In December 2007, we entered into an agreement with Basin Water Resources, Inc. (“BWRI”) pursuant to which BWRI assigned to us all of its rights, title and interest in and to certain rights and assets.

     On May 9, 2007, BWRI and Indian Hills Water Conservation Corporation, a California corporation (“IHWCC”), West Riverside Canal Company, a California corporation (“West Riverside”), West Riverside 350 Inch Water Company, a California corporation (“350IWC,” and together with West Riverside, the “Water Companies”), Henry C. Cox II, an individual (“Cox”) and John L. West, an individual (“West,” and together with IHWCC and Cox, the “West Riverside Sellers”)entered into a Stock and Asset Purchase Agreement (the “Initial Purchase Agreement”). Pursuant to the terms of the Initial Purchase Agreement, BWRI had the right to purchase (a) a canal located in San Bernardino and Riverside Counties that is approximately eighteen miles in length (the “Canal”), (b) rights to pump water from the Riverside Basin, and (c) other equipment and tangible and intangible personal property (collectively, the “Assets”) for total consideration of $1,500,000 and a percentage of net income generated from future operations of the Assets.

     On December 21, 2007, we entered into a stock purchase agreement with BWRI, effective as of December 28, 2007 (the “BWRI Stock Purchase Agreement”). Under the terms of the BWRI Stock Purchase Agreement, we acquired the right to purchase the Assets, all of which relate to a business that extracts, pumps, appropriates, stores, supplies, distributes, transports and sells water to customers in and around the Counties of Riverside and San Bernardino in Southern California. These Assets were purchased pursuant to an Assignment and Amendment Agreement entered into on December 21, 2007 and effective as of December 28, 2007 (the “Assignment Agreement”) by and among us, BWRI, IHWCC, West Riverside, 350IWC, Cox and West, pursuant to which we purchased, as the assignee of BWRI, certain assets owned by the West Riverside Sellers. Among other things, the Assignment Agreement provided for both (a) the assignment and delegation by BWRI, and the assumption and acceptance by us, of all of BWRI’s rights and obligations under the Initial Purchase Agreement, and (b) amends the Initial Purchase Agreement.

     On December 28, 2007, pursuant to the terms of the BWRI Stock Purchase Agreement, we issued 6,000,000 shares of common stock to BWRI in exchange for the assignment of BWRI’s rights and obligations under the Assignment Agreement. Prior to the this closing, James M. Jack resigned as one of our officers and directors and tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. On January 3, 2008, Alfred Nutt, our president and sole director, tendered back to us all shares of common stock owned by him (22,500,000 shares) for cancellation. As set forth in the BWRI Stock Purchase Agreement, we have reimbursed BWRI for its due diligence costs and for the $100,000 deposit BWRI paid to the West Riverside Sellers. The total amount of such payments was $200,000, including the $100,000 paid for the deposit.

     On March 31, 2008, the board of directors approved the payment of $25,000 per annum to Peter L. Jensen, John Kaites and Piers Clark to serve on the board of directors, and on May 19, 2008 an option to acquire up to 75,000 shares of common stock at an exercise price of $1.25 per share for the fiscal year ending June 30, 2008.

     On March 31, 2008, the board of directors approved a salary of $100,000 per annum payable to Larry Rowe our president and secretary. On May 19, 2008, Mr. Rowe was also granted an option to acquire up to 500,000 shares of common stock at an exercise price of $1.25 per share.

     On March 31, 2008, the board of directors approved a salary of $100,000 per annum payable to Peter L. Jensen, our principal executive officer, principal financial officer, and principal accounting officer.

     On March 31, 2008, the board of directors approved the payment of $1,500.00 per month to Peter L. Jensen, our principal executive officer and principal account officer, for the use of a portion of his home as the San Diego office of the Company.

     On June 25, 2008, Peter L. Jensen, our principal executive officer and principal financial officer acquired 200,000 units from us. Each Unit consisted of one share of common stock and one Warrant. Each Warrant is exercisable for a period of two years from the date of issuance, at an exercise price of $1.25 per share.

PART IV

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

2008	$79,425	Malone & Bailey, P.C.
2007	$8,300	Malone & Bailey, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$1,500	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone & Bailey, P.C.
2007	$0	Malone & Bailey, P.C.

(5) Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS

     The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	10/17/05	3.1

3.2	Bylaws.	SB-2	10/17/05	3.2

3.3	Amended Articles of Incorporation.	8-K	01/31/08	3.3

10.1	Stock Purchase Agreement, dated as of December 21, 2007,	8-K	01/31/08	10.1
	by and between BWRI and the Company.

10.2	Assignment and Amendment Agreement, dated as of	8-K	01/31/08	10.2
	December 21, 2007, by and among BWRI, IHWCC and the
	Company.

10.3	Unit Purchase Agreement, dated as of December 21, 2007,	8-K	01/31/08	10.3
	by and between Basin Water and the Company.

14.1	Code of Ethics.	10-KSB	10/10/06	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley				X
	Act of 2002 for the Chief Executive Officer and Chief
	Financial Officer.

99.1	Audit Committee Charter.	10-KSB	10/10/06	99.1

99.2	Disclosure Committee Charter.	10-KSB	10/10/06	99.2

99.3	Audited Financial Statements for the Years Ended	8-K	01/31/08	99.1
	December 31, 2006 and 2005.

99.4	Unaudited Financial Statements for the Nine Months Ended	8-K	01/31/08	99.2
	September 30, 2007 and 2006.

99.5	Pro Forma Financial Statements	8-K	01/31/08	99.3

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of October, 2008.

EMPIRE WATER CORPORATION

BY:	PETER L. JENSEN
Peter L. Jensen, Principal Executive Officer,
Principal Financial Officer, and Principal
Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

PETER L. JENSEN	Director	October 9, 2008
Peter L. Jensen

JOHN KAITES	Director	October 9, 2008
John Kaites

PIERS CLARK	Director	October 8, 2008
Piers Clark

EXHIBIT INDEX

     The following exhibits are filed as part of this report, pursuant to Item 601 of Regulation S-K:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	10/17/05	3.1

3.2	Bylaws.	SB-2	10/17/05	3.2

3.3	Amended Articles of Incorporation.	8-K	01/31/08	3.3

10.1	Stock Purchase Agreement, dated as of December 21, 2007,	8-K	01/31/08	10.1
	by and between BWRI and the Company.

10.2	Assignment and Amendment Agreement, dated as of	8-K	01/31/08	10.2
	December 21, 2007, by and among BWRI, IHWCC and the
	Company.

10.3	Unit Purchase Agreement, dated as of December 21, 2007,	8-K	01/31/08	10.3
	by and between Basin Water and the Company.

14.1	Code of Ethics.	10-KSB	10/10/06	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley				X
	Act of 2002 for the Chief Executive Officer and Chief
	Financial Officer.

99.1	Audit Committee Charter.	10-KSB	10/10/06	99.1

99.2	Disclosure Committee Charter.	10-KSB	10/10/06	99.2

99.3	Audited Financial Statements for the Years Ended	8-K	01/31/08	99.1
	December 31, 2006 and 2005.

99.4	Unaudited Financial Statements for the Nine Months Ended	8-K	01/31/08	99.2
	September 30, 2007 and 2006.

99.5	Pro Forma Financial Statements	8-K	01/31/08	99.3