Form 10-Q
period 2008-09-30
Empire Water CORP
filed 2008-11-13
CIK 1337080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52256

EMPIRE WATER CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

25 Orchard Road
Lake Forest, California 92630
(Address of principal executive offices, including zip code.)

949-215-1100
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,193,300 as of November 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

EMPIRE WATER CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash	$580,249	$1,316,690
Restricted cash	1,639	1,639
Accounts receivable	16,034	12,193
Prepaid expenses and other current assets	20,999	36,725
Total current assets	618,921	1,367,247

Land and water rights	3,870,000	3,870,000
Property and equipment, net of accumulated depreciation
$55,625 and $36,546	4,372,132	4,387,489
Deposits	557,422	100,000

TOTAL ASSETS	$9,418,475	$9,724,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Accounts payable	$165,238	$100,363
Accrued liabilities	1,369	-
Total current liabilities	166,607	100,363

COMMITMENTS AND CONTINGENCIES (Note 4)	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par, 100,000,000 shares authorized,
19,193,300 shares issued and outstanding	192	192
Additional paid-in capital	11,520,201	11,194,143
Deficit accumulated during development stage	(2,268,525)	(1,569,962)
Total stockholders' equity	9,251,868	9,624,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,418,475	$9,724,736

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			May 18, 2005
			(Inception)
	Three Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

Water sales	$25,407	$-	$58,778
Production costs	31,880	-	80,773
Gross loss	(6,473)	-	(21,995)

OPERATING EXPENSES
General and administrative	696,004	5,454	2,251,554
Depreciation	1,170	-	2,616

Net operating loss	(703,647)	(5,454)	(2,276,165)

OTHER INCOME (EXPENSES)
Interest income	5,084	-	13,872
Interest expense	-	(916)	(6,232)

NET LOSS	$(698,563)	$(6,370)	$(2,268,525)

Basic and diluted net loss per share	$(0.04)	$(0.00)

Weighted average common shares
outstanding (basic and diluted)	19,193,300	54,393,300

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the period from May 18, 2005 (Inception) through September 30, 2008

				Deficit
				Accumulated
				During the
	Common		Paid-In	Development
	Shares	Par	Capital	Stage	Totals

Founders shares issued at inception	45,000,000	$450	$50	$-	$500
Net Loss	-	-	-	(10,141)	(10,141)
Balances, June 30, 2005	45,000,000	450	50	(10,141)	(9,641)

Buyback of founders shares	(22,500,000)	(225)	(25)	-	(250)
Issuance to new director	22,500,000	225	25	-	250
Net Loss	-	-	-	(16,811)	(16,811)
Balances, June 30, 2006	45,000,000	450	50	(26,952)	(26,452)

Shares issued for cash	9,393,300	94	104,276	-	104,370
Imputed Interest	-	-	4,400	-	4,400
Net Loss	-	-	-	(33,066)	(33,066)
Balances, June 30, 2007	54,393,300	544	108,726	(60,018)	49,252

Shares issued for cash	3,800,000	38	4,749,962	-	4,750,000
Stock issuance costs	-	-	(596,224)	-	(596,224)
Shares issued for assignment of contract	6,000,000	60	5,879,940	-	5,880,000
Cancellation of founders shares	(45,000,000)	(450)	450	-	-
Imputed interest	-	-	1,832	-	1,832
Cancellation of stockholder's loan	-	-	45,421	-	45,421
Stock based compensation	-	-	1,004,036	-	1,004,036
Net Loss	-	-	-	(1,509,944)	(1,509,944)
Balances, June 30, 2008	19,193,300	192	11,194,143	(1,569,962)	9,624,373

Stock based compensation	-	-	326,058	-	326,058
Net Loss	-	-	-	(698,563)	(698,563)
Balances, September 30, 2008	19,193,300	$192	$11,520,201	$(2,268,525)	$9,251,868

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2005
			(Inception)
	Three Months Ended		Through
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(698,563)	$(6,370)	$(2,268,525)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	18,720	-	55,266
Stock based compensation	326,058	-	1,330,094
Imputed interest	-	916	6,232
Changes in operating assets and liabilities:
Accounts receivable	(3,841)	-	(16,034)
Prepaid expenses and other current assets	15,726	-	(20,999)
Accounts payable	64,875	1,726	165,238
Accrued liabilities	1,369	-	1,369
NET CASH USED IN OPERATING ACTIVITIES	(275,656)	(3,728)	(747,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,363)	-	(2,417,398)
Restricted cash	-	-	(1,639)
Deposit made on purchase of assets	(457,422)	-	(557,422)
NET CASH USED IN INVESTING ACTIVITIES	(460,785)	-	(2,976,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	-	4,258,646
Advances from related parties	-	-	45,421
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	4,304,067

NET CHANGE IN CASH AND CASH AND CASH EQUIVALENTS	(736,441)	(3,728)	580,249

CASH AND CASH EQUIVALENTS - beginning of period	1,316,690	94,673	-

CASH AND CASH EQUIVALENTS - end of period	$580,249	$90,945	$580,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1-BUSINESS

Our primary business is to own, develop and sell water to wholesale customers under long term contract.

In December, 2007 we purchased certain assets relating to a business that extracts, pumps, appropriates, stores, supplies, distributes, transports and sells water to customers in and around the Counties of Riverside and San Bernardino in Southern California. The business and assets acquired include certain wells and pipelines and related equipment and water rights, as well as a canal that is approximately eighteen (18) miles long, and is located in Riverside and San Bernardino Counties

NOTE 2-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY

The accompanying unaudited interim financial statements of Empire Water Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K, have been omitted.

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

Impairment of Long-Lived Assets – Empire evaluates long-lived assets and intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded from May 18, 2005 (inception) through September 30, 2008.

Asset Retirement Obligations – Empire accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standard Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). As of September 30, 2008, no asset retirement obligation was deemed necessary.

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

Basic and diluted net loss per share– The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding adjusted for potential dilutive securities on an "if converted" basis. For the period ended September 30, 2008 and 2007, there were no potential dilutive securities.

Stock-based compensation–Stock based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

NOTE 3-DEPOSITS

In June 2008, Empire entered into an agreement with California Portland Cement Company to acquire their 3% outstanding shares of the Meeks & Daley Water Company. The shares will entitle Empire to appropriate approximately 219 acre feet of water annually from Meeks & Daley. Empire made deposits into escrow of $100,000 in June 2008 and $448,250 in August 2008 representing the full purchase price of the shares pending on the closing. As of September 30, 2008, while the closing was still pending, the total purchase price of $548,250 was classified as deposits.

NOTE 4-COMMITMENTS AND CONTINGENCIES

We are the assignee of a Water Supply, Sale and Purchase Agreement (“Water Supply Agreement”) with the Jurupa Unified School District (“JUSD”), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, we are required to provide up to .81 acre feet of water per day, at a price of $315 per acre foot, subject to further adjustment. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

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

     In order to supply the development of agricultural property in Riverside County, four canals were constructed in the late 1800’s to transport water from San Bernardino to Riverside. Three of the four canals are now owned by cities and municipalities and operated to supply a portion their water. We own the remaining canal (the “Canal”).

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

     We intend to complete all due diligence and preliminary engineering work required for the full utilization of the Canal property. This includes a survey, environmental review, hydraulic engineering, and a title report. It is estimated that the installation and construction of two pipelines will cost $15-$20 million. Our original plan was to raise sufficient capital to fund the construction. While we have had discussions with financial institutions regarding funding the project, we have also been approached by municipal agencies regarding the sale, joint venture, and partnership of the project. We are considering all of our options at this time and have not made a decision as of the date of this report.

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

Results of Operations

From Inception on May 18, 2005 to September 30, 2008

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

     On September 1, 2008, we completed Phase I of our environmental review. No significant environmental concerns or impairments were encountered during the review. Further, as a result of the review it was determined by the engineering firm that Phase II was not required.

     Our loss since inception is $2,268,525 of which $2,251,554 is for general and administrative expenses, including $1,330,094 for stock based compensation, and $80,775 is for production costs including $52,650 of depreciation of the canal assets. We generated gross revenues of $25,406 during the quarter ended September 30, 2008.

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

Liquidity and Capital Resources

     We initiated our canal operations in January 2008 and generated revenues of $33,371 in the third and fourth quarter of our fiscal year ended June 30, 2008. Revenue for the three months ended September 30, 2008 was $25,407. As of September 30, 2008, our total assets were $9,418,475 and our total liabilities were $166,607.

Well Production

     The following reflects production and expenses from the school district (JUSD) and the golf course (IHGC) in 2006, 2007, and the first eight months of 2008:

						JUSD					IHGC
	Combined	JUSD	JUSD	JUSD	JUSD	Other	JUSD	IHGC	IHGC	IHGC	Other	IHGC
	Gallons	Gallons	Billing	Electric	Insurance	Costs	Repairs	Gallons	Electric	Insurance	Costs	Repairs
	(in000)	(in000)	(in$)	(in$)	(in$)	(in$)	(in$)	(in000)	(in$)	(in$)	(in$)	(in$)

Jan-06	7,544	806	665	66	41	100	427	6,738	548	346	840	3,568
Feb-06	9,289	1,714	1,414	142	71	173	-	7,575	629	316	767	-
Mar-06	3,411	196	162	19	22	54	35	3,215	311	365	886	574
Apr-06	8,298	825	681	61	38	93	-	7,473	548	349	847	-
May-06	17,295	3,843	3,170	235	86	209	13	13,452	823	301	731	44
Jun-06	18,007	4,604	3,798	391	99	240	-	13,403	1,139	288	700	-
Jul-06	27,945	6,976	5,755	718	97	235	688	20,969	1,889	290	705	2,069
Aug-06	22,326	5,408	4,461	512	94	228	2,098	16,918	1,601	293	712	6,562
Sep-06	21,179	4,071	3,358	425	74	181	645	17,108	1,785	313	759	2,709
Oct-06	10,783	1,637	1,351	149	59	143	46	9,146	835	328	797	255
Nov-06	14,697	2,122	1,830	191	56	136	-	12,575	1,133	331	804	-
Dec-06	10,328	1,720	1,483	149	64	157	-	8,608	747	323	783	-
	171,102	33,922	28,127	3,058	802	1,949	3,951	137,180	11,988	3,842	9,331	15,781

Jan-07	8,645	1,723	1,422	165	83	187	-	6,922	662	335	753	-
Feb-07	8,504	1,572	1,297	148	77	174	-	6,932	651	341	766	2
Mar-07	15,654	2,477	2,044	172	66	149	-	13,177	914	352	791	-
Apr-07	13,540	2,842	2,345	204	88	197	-	10,698	768	330	743	-
May-07	19,604	4,044	3,336	243	86	194	-	15,560	934	332	746	-
Jun-07	20,269	4,199	3,464	397	87	195	436	16,070	1,518	331	745	1,670
Jul-07	21,586	4,862	4,011	487	94	212	-	16,724	1,675	324	728	-
Aug-07	24,834	5,109	4,214	426	86	193	-	19,725	1,645	332	747	-
Sep-07	18,700	2,476	2,042	206	55	124	-	16,224	1,350	363	816	-
Oct-07	11,059	2,835	2,338	338	107	241	-	8,224	979	311	699	-
Nov-07	12,753	2,298	1,895	196	75	169	-	10,455	891	343	771	-
Dec-07	8,110	673	743	59	35	78	470	7,437	649	383	862	5,190
	183,258	35,110	29,151	3,039	940	2,114	906	148,148	12,637	4,076	9,166	6,862

Jan-08	3,391	370	362	55	53	102	-	3,022	446	434	838	-
Feb-08	6,000	544	533	60	44	85	-	5,456	602	443	855	-
Mar-08	14,834	2,461	2,411	185	81	156	-	12,373	928	406	784	-
Apr-08	19,295	3,600	3,527	248	91	175	10	15,695	1,079	396	765	43
May-08	19,754	3,070	3,008	244	76	146	19	16,684	1,327	412	794	104
Jun-08	21,751	4,379	4,290	433	98	189	677	17,372	1,720	390	751	2,686
Jul-08	25,092	5,072	4,970	468	99	190	908	20.020	1,848	389	750	2,200
Aug-08	24,134	4,821	4,724	429	98	205	79	19,313	1,717	390	822	317
Sep-08	18,540	3,018	2,957	330	79	161	-	15.522	1,699	409	830
	152,791	27,335	26,782	2,452	719	1,410	1,693	124,457	11,366	3,669	7,189	5,350

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

Valuation of long-lived assets – In conjunction with our December 2007 acquisition of assets from Indian Hills Corporation, we engaged an independent third party appraiser to assess the fair value of the assets acquired in this transaction. The aggregate purchase price of approximately $7.4 million was allocated to land, right of way and water rights in the amount of approximately $3.9 million, wells $1.4 million and pipeline $2.1 million. Wells and pipeline were estimated with useful life of 50 years in according to the independent third party appraiser and the industry standard. Judgments and estimates made by us related to the expected useful lives of the assets are affected by factors such as changes in industry, operating performance, loss of existing customers or service contracts, failure to obtain final approval for permits, fluctuations in economic conditions and expected future performance. If our assumptions change in the future, we may be required to record impairment charges for these assets.

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

Stock-based Compensation – We account for our stock-based compensation according to the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimated the fair value of stock options granted during the year ended June 30, 2008 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the reward, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of our common stock over the expected option term, and the expected annual dividend yield on our common stock. The expected option term in years was calculated using an average of the vesting period and the option term in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 107. The expected volatility was derived from the trading activity of our stock. For the quarter ended September 30, 2008, we recorded approximately $326 thousand in stock based compensation expense. Judgments and estimate made by us related to the compensation are affected by factors such as changes in the expected volatility of our common stock, the expected option term and the assumed risk free interest rate.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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

ITEM 1A.    RISK FACTORS

Need for substantial additional capital.

     We are in need of substantial additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, as well as to develop the Canal and water resources, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise at least an additional $16,000,000 or joint venture the project with a municipality or financial partner. There is no assurance that we will be successful in raising additional capital or joint venturing the project. If we raise additional capital through the sale of common stock, you could experience significant dilution. If we are unsuccessful in raising such additional capital or joint venturing the project you could lose your entire investment.

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

     Title to the West Riverside Canal was held by the West Riverside Sellers pursuant to a deed recorded in 1916 and transferred to us by quit claim deed. Our rights to use significant portions of the Canal (the extent of which is currently unknown) may be limited to those of an easement holder, rather than a fee simple owner. We are currently in the process of conducting a survey to determine whether there may be significant encroachments on the Canal (although we are aware of some encroachments, the full extent of them are not presently known), or whether third parties may have vested rights to continue to occupy and use the Canal under claims of adverse possession or other prescriptive claims. Upon the transfer of ownership of the Canal, third parties claiming the right to continue to occupy and/or use the Canal may undertake legal action against us to seek enforcement of such rights, and we may be required to undertake legal action to evict third parties from the Canal, all of which may result in considerable expense. Efforts to obtain title insurance for the Canal property (which might have revealed certain adverse claims) have been unsuccessful, and we have been advised that no title policy can be obtained, if at all, until a record of survey has been completed for the entire Canal and approved by local governmental authorities, which will be expensive and time consuming. Although we intend to commission the record of survey, even if a title policy is ultimately obtained, it may not reveal all encroachments or prescriptive claims, and it may contain a number of disclaimers, exceptions, and exemptions limiting the title company’s liability under the policy. As a result, we are likely to incur substantial costs for the record of survey and other curative title work, and there can be no assurances that we will ever obtain clear, unencumbered title to the Canal. If we cannot obtain clear title to the Canal, or if we are unable to obtain clear title to critical portions of the Canal that carry water between the source of water and the end users, our ability to raise further capital, develop the Canal, and use substantial portions, will be materially adversely affected.

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

ITEM 5.      OTHER INFORMATION

     None

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2008.

EMPIRE WATER CORPORATION
(Registrant)

BY: PETER L. JENSEN
Peter L. Jensen, Principal Executive Officer,
Principal Financial Officer, Principal Accounting
Officer, Treasurer and a member of the Board of
Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section
906 of the Sarbanes-Oxley Act of 2002.