Form 10-Q
period 2008-12-31
Empire Water CORP
filed 2009-02-17
CIK 1337080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,193,300 as of February 12, 2009

PART I – FINANCIAL INFORMATION

EMPIRE WATER CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash	$202,004	$1,316,690
Restricted cash	1,639	1,639
Accounts receivable	7,182	12,193
Prepaid expenses and other current assets	40,017	36,725
Total current assets	250,842	1,367,247

Land and water rights	3,870,000	3,870,000
Property and equipment net of accumulated depreciation
of $74,265 and $36,546, respectively	4,353,132	4,387,489
Deposits	-	100,000
Investments	548,650	-
TOTAL ASSETS	$9,022,624	$9,724,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
Accounts payable	$181,258	$100,363
Other accrued liabilities	21,360	-
Total current liabilities	202,618	100,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.00001 par, 100,000,000 shares authorized,
19,193,300 shares issued and outstanding	192	192
Additional paid-in capital	11,846,259	11,194,143
Deficit accumulated during development stage	(3,026,445)	(1,569,962)
Total stockholders' equity	8,820,006	9,624,373
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,022,624	$9,724,736

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					May 18, 2005
					(Inception)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Water sales	$13,728	$-	$39,135	$-	$72,506
Production costs	25,897	-	57,777	-	106,670
Gross loss	(12,169)	-	(18,642)	-	(34,164)

OPERATING EXPENSES
General and administrative	749,112	3,476	1,445,116	8,930	3,000,666
Depreciation	1,449	-	2,619	-	4,065

Net operating loss	(762,730)	(3,476)	(1,466,377)	(8,930)	(3,038,895)

OTHER INCOME (EXPENSES)
Interest income	4,810	42	9,894	42	18,682
Interest expense	-	(916)	-	(1,832)	(6,232)

NET LOSS	$(757,920)	$(4,350)	$(1,456,483)	$(10,720)	$(3,026,445)

Basic and diluted net loss per
share	$(0.04)	$-	$(0.08)	$-	n/a

Weighted average common
shares outstanding (basic and
diluted)	19,193,300	50,325,909	19,193,300	52,359,604	n/a

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
May 18, 2005 (Inception) through December 31, 2008

					Deficit
					Accumulated
					During the
	Common		Paid-In		Development
	Shares	Par	Capital		Stage		Totals

Founders shares issued at inception	45,000,000	$450	$50	$	- $		500
Net Loss	-	-	-		(10,141)		(10,141)
Balances June 30, 2005	45,000,000	450	50		(10,141)		(9,641)

Buyback of founders shares	(22,500,000)	(225)	(25)		-		(250)
Issuance to new director	22,500,000	225	25		-		250
Net Loss	-	-	-		(16,811)		(16,811)
Balances, June 30, 2006	45,000,000	450	50		(26,952)		(26,452)

Shares issued for cash	9,393,300	94	104,276		-		104,370
Imputed interest	-	-	4,400		-		4,400
Net Loss	-	-	-		(33,066)		(33,066)
Balances, June 30, 2007	54,393,300	544	108,726		(60,018)		49,252

Shares issued for cash	3,800,000	38	4,749,962		-		4,750,000
Stock issuance costs	-	-	(596,224)		-		(596,224)
Shares issued for assignment of contract	6,000,000	60	5,879,940		-		5,880,000
Cancellation of founders shares	(45,000,000)	(450)	450		-		-
Imputed interest	-	-	1,832		-		1,832
Cancellation of stockholder's loan	-	-	45,421		-		45,421
Stock based compensation	-	-	1,004,036		-		1,004,036
Net Loss	-	-	-		(1,509,944)		(1,509,944)
Balances, June 30, 2008	19,193,300	192	11,194,143		(1,569,962)		9,624,373

Stock based compensation	-	-	652,116		-		652,116
Net Loss	-	-	-		(1,456,483)		(1,456,483)
Balances, December 31, 2008	19,193,300	$192	$11,846,259		$(3,026,445	) $	8,820,006

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2005
			(Inception)
	Six Months Ended		Through
	December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,456,483)	$(10,720)	$(3,026,445)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	37,719	-	74,265
Stock based compensation	652,116	-	1,656,152
Imputed interest	-	1,832	6,232
Changes in assets and liabilities:
Accounts receivable	5,011	-	(7,182)
Prepaid expenses and other current assets	(3,292)	-	(40,017)
Accounts payable	80,895	1,700	181,258
Other liabilities	21,360	-	21,360
NET CASH USED IN OPERATING ACTIVITIES	(662,674)	(7,188)	(1,134,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets and land and water rights	(3,362)	(1,500,000)	(2,417,397)
Restricted cash	-	(1,530,265)	(1,639)
Deposit made on purchase of fixes assets	-	(300,000)	-
Cash paid for investment	(448,650)	-	(548,650)
NET CASH USED IN INVESTING ACTIVITIES	(452,012)	(3,330,265)	(2,967,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	-	3,242,780	4,258,646
Advances from related parties	-	-	45,421
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,242,780	4,304,067

NET CHANGE IN CASH AND CASH AND CASH EQUIVALENTS	(1,114,686)	(94,673)	202,004
CASH AND CASH EQUIVALENTS - beginning of period	1,316,690	94,673	-
CASH AND CASH EQUIVALENTS - end of period	$202,004	$-	$202,004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Income taxes paid	$-	$-
Interest paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for assignment of contract	$-	$5,880,000
Accrued liabilities for stock issuance costs	-	53,480
Subscription receivable	-	250,020
Common shares issued	-	450

The accompanying notes are an integral part of these financial statements.

EMPIRE WATER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1-BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICY

The accompanying unaudited interim financial statements of Empire Water Corporation (“Empire”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K, have been omitted.

Use of estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Cash and Cash Equivalents–For purposes of the statement of cash flows, Empire considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment –Property and equipment consists of land, pipeline, wells and related equipment are stated at cost less accumulated depreciation. Depreciation on pipeline, wells and related equipment are calculated using the straight line method over the estimated useful lives of fifty years.

Impairment of Long-Lived Assets – Empire evaluates long-lived assets and intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded from May 18, 2005 (inception) through December 31, 2008.

Asset Retirement Obligations – Empire accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standard Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). As of September 30, 2008 no asset retirement obligation was deemed necessary.

Maintenance and Repairs– The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

Revenue Recognition–Revenues are derived from sales of water from wells owned by us, which is delivered through our canal system. The revenues are recognized based on the actual volume of water delivered each month.

Accounts Receivable –Empire records accounts receivable net of allowances for uncollectible accounts. Any allowance for uncollectible accounts would be determined based on a review of past due amounts.

Income taxes– Empire recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the

EMPIRE WATER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

differences are expected to be recovered. Empire provides a valuation allowance for deferred tax assets for which Empire does not consider realization of such assets to be more likely than not.

Recently issued accounting pronouncements– Empire does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Fair value of financial instruments– The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value due to their short-term maturities.

Basic and diluted net loss per share– The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended December 31, 2008 and 2007, there were no potential dilutive securities.

Stock-based compensation–Stock based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

Note 2-GOING CONCERN

As shown in the accompanying financial statements, Empire incurred recurring net losses and has had no significant revenues since inception. This raises substantial doubt that Empire can continue as an on-going business for the next twelve months unless Empire obtains additional capital. Management is attempting to raise additional funding.

Note 3-INVESTMENT

On November 19, 2008, Empire purchased 3% outstanding shares of Meeks & Daley Water Company for the purchase price of $548,250 paid in cash from California Portland Cement Company. The shares entitle Empire to approximately 219 acre feet of water annually from Meeks & Daley. Empire accounts for its investment in Meeks and Daley Water Company under the cost method of accounting.

Note 4 -COMMITMENTS AND CONTINGENCIES

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

EMPIRE WATER CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

     Empire Water is engaged in the business of the ownership, development and sale of water resources. We are a start-up corporation even though we were incorporated on May 18, 2005. We were a shell corporation until December, 2007. We have not yet generated or realized any significant revenues from our business operations. In December 2007 and January 2008 we received $4,000,000 through the sale of common stock and warrants and used a portion of the money to acquire title to certain material assets. One of the assets we acquired was a canal. In June 2008, we received an additional $750,000 through the sale of additional common stock and warrants

     In order to supply the development of agricultural property in Riverside County, four canals were constructed in the late 1800’s to transport water from San Bernardino to Riverside. Three of the four canals are now owned by cities and municipalities and operated to supply a portion their water. We own the remaining canal (the “Canal”).

     To date, the Company has spent significant time and resources on due diligence related to development of the property. The environmental assessment has been completed. The assessment discloses that there are no issues along the entire length of the Canal. Although we plan to acquire other water resources in the future, at the present time we have no planned capital expenditures. There are no contractual obligations other than for monthly rent of office facilities. We have been approached by municipal agencies regarding a sale, joint venture or partnership of projects. We have not entered into any negotiations or agreements with any of them. In light of the current economic recession it is unlikely we will raise the $16,000,000 in the short run and as such there is no assurance that we will be able to raise the additional capital we need to fully implement our plan of operation.

Plan of Operation

     Our plan of operation for the next twelve months calls for us to:

*	Raise sufficient capital to complete project design and due diligence.
*	Complete record of survey on the Canal.
*	Perfect title in the Canal.
*	Expand production of irrigation water.

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

     In the short term we are attempting to raise sufficient funds to sustain our current operations at the current level. There is no assurance, however, that these efforts will be successful

Limited operating history; need for additional capital

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

Results of Operations

From Inception on May 18, 2005 to December 31, 2008

     On September 1, 2008, we completed Phase I of our environmental review. No significant environmental concerns or impairments were encountered during the review. Further, as a result of the review it was determined by the engineering firm that Phase II was not required.

     Our loss from inception through December 31, 2008 is $3,026,445 of which $3,000,666 is for general and administrative expenses, including $1,656,152 for stock based compensation, and $106,670 is for production costs including $70,200 of depreciation of the canal assets. We generated gross revenues of $72,506 during the period from May 18, 2005 (inception) through December 31, 2008.

     In May 2008, the Company retained a land surveying firm to conduct a survey of the canal property. To date, the record of survey for San Bernardino County is complete and the survey for the County of Riverside should be completed by mid-March. The surveyors are working closely with the county surveyors for Riverside and San Bernardino to coordinate approval of the final survey. Upon completion of the survey, maps will be submitted to both Riverside and San Bernardino counties for official recording.

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

     In addition to completing the work necessary to construct conveyance pipelines, Empire Water is acquiring additional water ownership to supplement its existing water rights from the 350” water company. The company purchased water from Cal Portland Cement Company, which is a subsidiary of Mitsubishi of Japan. This is a permanent water right representing roughly 71 million gallons of water per year. Empire Water plans to continue acquiring water production which can be utilized with its conveyance assets.

Six months ended December 31, 2008 and 2007

     The following table summarizes the significant components of revenues and gross loss for the three and six months ended December 31, 2008 compared to the same period in the prior year:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$13,728	$-	$39,135	$-
Costs of Revenues
Production costs	8,347	-	22,677	-
Depreciation	17,550	-	35,100	-
Total Cost of Revenues	25,897	-	57,777	-
Gross Profit (Loss)	$(12,169)	$-	$(18,642)	$-

Revenues

     The Company currently provides irrigation water to two customers. Revenues were $13,728 and $39,135 during the three and six months ended December 31, 2008, respectively. There were no revenues generated during the three or six months ended December 31, 2007.

Cost of Revenues

     Costs of revenues of $25,897 for the three months ended December 31, 2008 were comprised of $8,347 for production costs and $17,550 of depreciation of the wells and pipelines which were acquired in December, 2007. For the six months ended December 31, 2008, productions costs were $22,677 and depreciation of the wells and pipelines was $35,100. There were no production costs for the three or six months ended December, 2007.

     We expect that our costs of revenues will continue to exceed revenues in future periods until our customer base has been expanded due to the depreciation costs.

General and Administrative Expense

     The following table summarizes the significant components of general and administrative expenses (in thousands) for the three and six month periods ended December 31, 2008 as compared to the same periods in the prior year.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Compensation and benefits	$86	$-	$160	$-
Stock based compensation	326	-	652	-
Professional fees	243	3	418	8
Travel and entertainment	25	-	45	-
Directors fees and public
company costs	20	1	40	-
Insurance	12	-	23	-
Other SG&A	37	-	107	1
Total SG&A	$749	$4	$1,445	$9

Liquidity and Capital Resources

     We initiated our canal operations in January 2008 and generated revenues of $33,371 in the third and fourth quarter of our fiscal year ended June 30, 2008. Revenue for the six months ended December 31, 2008 was $39,135. As of December 31, 2008, our total assets were $9,022,624 and our total liabilities were $202,618 and we had working capital of $48,224.

Well Production

     The following reflects production and expenses from the school district (JUSD) and the golf course (IHGC) in 2006, 2007, and 2008:

						JUSD					IHGC
	Combined	JUSD	JUSD	JUSD	JUSD	Other	JUSD	IHGC	IHGC	IHGC	Other	IHGC
	Gallons	Gallons	Billing	Electric	Insurance	Costs Repairs		Gallons	Electric	Insurance	Costs Repairs
	(in000)	(in000)	(in$)	(in$)	(in$)	(in$)	(in$)	(in000)	(in$)	(in$)	(in$)	(in$)

Jan-06	7,544	806	665	66	41	100	427	6,738	548	346	840	3,568
Feb-06	9,289	1,714	1,414	142	71	173	-	7,575	629	316	767	-
Mar-06	3,411	196	162	19	22	54	35	3,215	311	365	886	574
Apr-06	8,298	825	681	61	38	93	-	7,473	548	349	847	-
May-06	17,295	3,843	3,170	235	86	209	13	13,452	823	301	731	44
Jun-06	18,007	4,604	3,798	391	99	240	-	13,403	1,139	288	700	-
Jul-06	27,945	6,976	5,755	718	97	235	688	20,969	1,889	290	705	2,069
Aug-06	22,326	5,408	4,461	512	94	228	2,098	16,918	1,601	293	712	6,562
Sep-06	21,179	4,071	3,358	425	74	181	645	17,108	1,785	313	759	2,709
Oct-06	10,783	1,637	1,351	149	59	143	46	9,146	835	328	797	255
Nov-06	14,697	2,122	1,830	191	56	136	-	12,575	1,133	331	804	-
Dec-06	10,328	1,720	1,483	149	64	157	-	8,608	747	323	783	-
	171,102	33,922	28,127	3,058	802	1,949	3,951	137,180	11,988	3,842	9,331	15,781

Jan-07	8,645	1,723	1,422	165	83	187	-	6,922	662	335	753	-
Feb-07	8,504	1,572	1,297	148	77	174	-	6,932	651	341	766	2
Mar-07	15,654	2,477	2,044	172	66	149	-	13,177	914	352	791	-
Apr-07	13,540	2,842	2,345	204	88	197	-	10,698	768	330	743	-
May-07	19,604	4,044	3,336	243	86	194	-	15,560	934	332	746	-
Jun-07	20,269	4,199	3,464	397	87	195	436	16,070	1,518	331	745	1,670
Jul-07	21,586	4,862	4,011	487	94	212	-	16,724	1,675	324	728	-
Aug-07	24,834	5,109	4,214	426	86	193	-	19,725	1,645	332	747	-
Sep-07	18,700	2,476	2,042	206	55	124	-	16,224	1,350	363	816	-
Oct-07	11,059	2,835	2,338	338	107	241	-	8,224	979	311	699	-
Nov-07	12,753	2,298	1,895	196	75	169	-	10,455	891	343	771	-
Dec-07	8,110	673	743	59	35	78	470	7,437	649	383	862	5,190
	183,258	35,110	29,151	3,039	940	2,114	906	148,148	12,637	4,076	9,166	6,862

Jan-08	3,391	370	362	55	53	102	-	3,022	446	434	838	-
Feb-08	6,000	544	533	60	44	85	-	5,456	602	443	855	-
Mar-08	14,834	2,461	2,411	185	81	156	-	12,373	928	406	784	-
Apr-08	19,295	3,600	3,527	248	91	175	10	15,695	1,079	396	765	43
May-08	19,754	3,070	3,008	244	76	146	19	16,684	1,327	412	794	104
Jun-08	21,751	4,379	4,290	433	98	189	677	17,372	1,720	390	751	2,686
Jul-08	25,092	5,072	4,970	468	99	190	908	20.020	1,848	389	750	2,200
Aug-08	24,134	4,821	4,724	429	98	205	79	19,313	1,717	390	822	317
Sep-08	18,540	3,018	2,957	330	79	161		15.522	1,699	409	830
Oct-08	19,020	3,045	2,954	224	78	163	57	15,974	1,178	410	853	297
Nov-08	10,290	1,511	1,480	148	72	127	91	8,779	861	416	823	530
Dec-08	5,015	356	349	51	35	146		4,659	667	453	930
	187,116	27,335	31,565	2,452	719	1,410	1,693	154,869	11,366	3,669	7,189	5,647

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

     We are the assignee of a Water Supply, Sale and Purchase Agreement ("Water Supply Agreement") with the Jurupa Unified School District ("JUSD"), dated July 2, 2002, relating to a single school site. As set forth in the Water Supply Agreement, we are required to provide up to 0.81 acre feet of water per day, at a price of $250 per acre foot, subject to further adjustment. The current price is $315 per acre foot. The term of the Water Supply Agreement is 20 years and it is only terminable for cause upon default (and failure to cure) by one of the parties. JUSD has a unilateral right to terminate without cause, but will have to pay for capital costs involved in building the water supply facilities based on a schedule included in the Water Supply Agreement.

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

     On December 1, 2008, we paid $548,250 to California Portland Cement Company to acquire 219 acre feet of water annually from Meeks & Daley Water Company located in southern California. Our ownership interest is evidenced by 21,390 shares of Meeks & Daley Water Company.

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

Stock-based Compensation – We account for our stock-based compensation according to the provisions of SFAS No. 123(R), Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimated the fair value of stock options granted during the year ended June 30, 2008 using the Black-Scholes method. Key assumptions used to estimate the fair value of stock options include the exercise price of the reward, the fair value of our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility of our common stock over the expected option term, and the expected annual dividend yield on our common stock. The expected option term in years was calculated using an average of the vesting period and the option term in accordance with the “simplified method” for “plain vanilla” stock options allowed under Staff Accounting Bulletin (SAB) 107. The expected volatility was derived from the trading activity of our stock. For the six months ended December 31, 2008, we recorded approximately $652 thousand in stock based compensation expense. Judgments and estimate made by us related to the compensation are affected by factors such as changes in the expected volatility of our common stock, the expected option term and the assumed risk free interest rate.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of February, 2009.

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